Form 10-Q
period 1996-09-30
LIFESTYLE FURNISHINGS INTERNATIONAL LTD; BERKLINE CORP; HENREDON FURNITURE INDUSTRIES INC; UNIVERSAL FURNITURE LTD; AMETEX FABRICS INC; BLUE MOUNTAIN TRUCKING CORP; CUSTOM TRUCK TIRES INC; D H RETAIL SPACE INC; DREXEL HERITAGE ADVERTISING INC; DREXEL HERITAGE FURNISHINGS INC
filed 1996-11-15
CIK 1022108, 11545, 46907, 725571, 1022761, 1022762, 1022763, 1022764, 1022765, 1022766

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996.    Commission File Number 333-11905

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        Delaware                                              56-1977928
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 1300 National Highway, Thomasville, North Carolina                    27360
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                   (910) 476-4777
                                 (Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes         No  X
                                ---         ---

                        TABLE OF ADDITIONAL REGISTRANTS

      Exact Name of Guarantor
      Registrant as Specified              Jurisdiction of     I.R.S. Employee
          in its Charter                    Incorporation     Identification No.
      -----------------------              ---------------    ------------------

Ametex Fabrics, Inc. ......................  Delaware             04-2518916
The Berkline Corporation ..................  Delaware             62-1568223
Blue Mountain Trucking Corporation ........  Mississippi          64-0625494
Custom Truck Tires, Inc. ..................  Mississippi          64-0712217
D-H Retail Space, Inc. ....................  Mississippi          56-1726125
Drexel Heritage Advertising, Inc. .........  Delaware             56-1693295
Drexel Heritage Furnishings, Inc. .........  New York             13-6087066
Drexel Heritage Home Inspirations, Inc. ...  North Carolina       38-3176528
Henredon Furniture Industries, Inc. .......  North Carolina       56-0479224
Henredon Transportation Company ...........  North Carolina       56-1324378
Interior Fabric Design, Inc. ..............  New York             04-2593116
Intro Europe, Inc. ........................  North Carolina       58-1583028
La Barge, Inc. ............................  Michigan             38-1683907
Lifestyle Holdings Ltd. ...................  Delaware             56-1977929
Lexington Furniture Industries, Inc. ......  North Carolina       56-0201940
Maitland-Smith, Inc. ......................  North Carolina       31-1252988
Mabro Lamp Company ........................  California           95-4089891
Ramm, Son & Crocker, Inc. .................  New York             38-3036446
Robert Allen Fabrics, Inc. ................  Delaware             04-2928435
Robert Allen Fabrics of N.Y., Inc. ........  Delaware             04-2827352
Sunbury Textile Mills, Inc. ...............  Delaware             24-0815238
Universal Furniture Industries, Inc. ......  Delaware             95-3550559
Universal Furniture Limited ...............  Delaware             38-2885167

      The principal executive offices and telephone number of each co-registrant is as specified on the cover page.

                   LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheet -
              September 30, 1996 and December 31, 1995                        1

          Condensed Consolidated Statement of Operations
             for the period August 6, 1996 to September 30, 1996, the
             period July 1, 1996 to August 5, 1996, and the period July
             1, 1995 to September 30, 1995                                    2

          Condensed Consolidated Statement of Operations
             for the period August 6, 1996 to September 30, 1996, the
             period January 1, 1996 to August 5, 1996, and the period
             January 1, 1995 to September 30, 1995                            3

          Condensed Consolidated Statement of Cash Flows
             for the period August 6, 1996 to September 30, 1996, the
             period January 1, 1996 to August 5, 1996 and the period
             January 1, 1995 to September 30, 1995                            4

          Notes to Condensed Consolidated Financial Statements              5-13

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    14-19

Part II.  Other Information and Signature                            II-1 - II-4

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                Predecessor
                                                 Company          Business
                                              September 30,     December 31,
ASSETS                                            1996             1995
                                             --------------     ------------

Current assets:
     Cash and cash investments               $    8,850,000    $   17,310,000
     Trade receivables                           81,000,000       298,970,000
     Other receivables                           77,220,000        26,450,000
     Investment in Receivables Trust             62,770,000
     Prepaid expenses                            27,760,000        26,370,000
     Deferred income taxes                          ---            17,000,000
     Inventories:
          Finished goods                        263,960,000       262,930,000
          Raw material                          214,790,000       206,820,000
          Work in process                        92,710,000        90,190,000
                                             --------------    --------------
                                                571,460,000       559,940,000
                                             --------------    --------------
               Total current assets             829,060,000       946,040,000

Property and equipment, net                     335,970,000       484,100,000
Excess of cost over acquired net assets             ---           402,280,000
Notes receivable                                  9,400,000        31,010,000
Other assets                                     55,670,000        40,480,000
                                             --------------    --------------
               Total assets                  $1,230,100,000    $1,903,910,000
                                             ==============    ==============

LIABILITIES and SHAREHOLDER'S EQUITY

Current liabilities:
     Long term debt, current                 $   37,410,000    $   25,500,000
     Accounts payable                            96,230,000        92,350,000
     Accrued liabilities                        148,050,000        87,300,000
                                             --------------    --------------

               Total current liabilities        281,690,000       205,150,000

Long-term debt                                  488,700,000         2,150,000
Other long-term liabilities                      35,910,000        75,570,000
                                             --------------    --------------

               Total liabilities                806,300,000       282,870,000
                                             --------------    --------------

Common stock, $.01 par value, 3,000
  shares authorized, 100 shares issued
  and outstanding                                   ---               ---
Additional paid in capital                      410,000,000           ---
Retained earnings                                11,740,000           ---
Foreign currency translation                      2,060,000           ---
Masco Corporation Net Investment and
  Advances                                          ---         1,621,040,000
                                             --------------    --------------

               Total shareholder's equity       423,800,000     1,621,040,000
                                             --------------    --------------

               Total liabilities and
                   Shareholder's equity      $1,230,100,000    $1,903,910,000
                                             ==============    ==============

            See notes to condensed consolidated financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                       Company              Predecessor Business
                                  -----------------   ----------------------------------
                                     Period From       Period From       Period From
                                     Aug. 6, 1996      July 1, 1996      July 1, 1995
                                  to Sept. 30, 1996   to Aug. 5, 1996  to Sept. 30, 1995
                                  -----------------   ---------------  -----------------
Net sales                          $  332,260,000      $ 166,770,000     $ 493,270,000
Cost of sales                         245,800,000        128,690,000       374,140,000
                                   --------------      -------------     -------------

      Gross profit                     86,460,000         38,080,000       119,130,000

Selling, general and
  administrative expenses              55,120,000         33,100,000        99,550,000
                                   --------------      -------------     -------------

      Operating profit                 31,340,000          4,980,000        19,580,000
                                   --------------      -------------     -------------

Other expense, net:
  Interest expense                      7,960,000            190,000           800,000
  Interest expense, Masco
    Corporation                           ---              7,990,000        21,580,000
  Other, net                            2,790,000            550,000         2,000,000
                                   --------------      -------------     -------------

                                       10,750,000          8,730,000        24,380,000
                                   --------------      -------------     -------------

      Income (loss) before
        income taxes                   20,590,000         (3,750,000)       (4,800,000)

Income taxes                            8,850,000          1,810,000         2,190,000
                                   --------------      -------------     -------------

      Net income (loss)            $   11,740,000      $  (5,560,000)    $  (6,990,000)
                                   ==============      =============     =============

            See notes to condensed consolidated financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                       Company              Predecessor Business
                                  -----------------   ----------------------------------
                                      Period From       Period From       Period From
                                      Aug. 6, 1996      Jan. 1, 1996      Jan. 1, 1995
                                  to Sept. 30, 1996   to Aug. 5, 1996  to Sept. 30, 1995
                                  -----------------   ---------------  -----------------
Net sales                          $  332,260,000     $1,147,890,000    $1,477,700,000
Cost of sales                         245,800,000        870,650,000     1,111,850,000
                                   --------------     --------------    --------------

      Gross profit                     86,460,000        277,240,000       365,850,000

Selling, general and
  administrative expenses              55,120,000        222,230,000       300,910,000
                                   --------------     --------------    --------------

      Operating profit                 31,340,000         55,010,000        64,940,000
                                   --------------     --------------    --------------

Other expense, net:
  Interest expense                      7,960,000            970,000         1,620,000
  Interest expense, Masco
    Corporation                           ---             51,720,000        69,600,000
  Other, net                            2,790,000          3,480,000         2,800,000
                                   --------------     --------------    --------------

                                       10,750,000         56,170,000        74,020,000
                                   --------------     --------------    --------------

      Income (loss) before
        income taxes                   20,590,000         (1,160,000)       (9,080,000)

Income taxes                            8,850,000          6,830,000         6,020,000
                                   --------------     --------------    --------------

      Net income (loss)            $   11,740,000     $   (7,990,000)   $  (15,100,000)
                                   ==============     ==============    ==============

            See notes to condensed consolidated financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                         Company               Predecessor Business
                                    -----------------   ----------------------------------
                                        Period From       Period From        Period From
                                        Aug. 6, 1996      Jan. 1, 1996       Jan. 1, 1995
                                    to Sept. 30, 1996   to Aug. 5, 1996   to Sept. 30, 1995
                                    -----------------   ---------------   -----------------
CASH FLOWS FROM (FOR):

OPERATING ACTIVITIES:
  Net income (loss)                     $  11,740,000    $  (7,990,000)    $ (15,100,000)
  Depreciation and amortization             6,110,000       39,260,000        50,660,000
  Bad debt provision, net                     680,000        2,250,000         3,820,000
  Deferred income taxes                       ---           (2,610,000)          ---
  (Increase) decrease in receivables       (9,780,000)      39,550,000       (33,590,000)
  (Increase) decrease in inventories        5,890,000      (17,480,000)      (20,190,000)
  (Increase) decrease in prepaid
    expenses                               (6,180,000)      (6,720,000)      (13,010,000)
  Increase (Decrease) in current
    liabilities                            49,690,000       (6,610,000)       12,560,000
                                        -------------    -------------     -------------

         Net cash from (for)
           operating activities            58,150,000       39,650,000       (14,850,000)
                                        -------------    -------------     -------------

INVESTING ACTIVITIES:
  Acquisition of businesses,
   net of cash acquired                  (686,690,000)         ---               ---
  Investments in Receivables Trust        (62,770,000)         ---               ---
  Capital expenditures                     (2,770,000)     (16,520,000)      (49,610,000)
  Collection of notes receivable, net         ---            2,790,000         3,120,000
  Other, net                                7,380,000       (2,640,000)        4,860,000
                                        -------------    -------------     -------------

         Net cash (for)
           investing activities          (744,850,000)     (16,370,000)      (41,630,000)
                                        -------------    -------------     -------------

FINANCING ACTIVITIES:
  Proceeds from long term debt            525,000,000       87,760,000        34,050,000
  Proceeds from sale of accounts
   receivable                             167,000,000          ---               ---
  Capital contribution                     65,350,000          ---               ---
  Deferred financing costs                (34,590,000)         ---               ---
  Net repayments of short term debt       (27,210,000)     (87,090,000)       (3,480,000)
  Increase (decrease) in
    Masco Corporation net
    investment and advances                   ---          (22,600,000)        1,200,000
                                        -------------    -------------     -------------

        Net cash from (for)
          financing activities            695,550,000      (21,930,000)       31,770,000
                                        -------------    -------------     -------------

CASH:
  Increase (decrease) for the period        8,850,000        1,350,000       (24,710,000)
  Balance, beginning of period                ---           17,310,000        24,710,000
                                        -------------    -------------     -------------
  Balance, end of period                $   8,850,000    $  18,660,000     $     ---
                                        =============    =============     =============

Noncash transactions:

In addition to the acquisition consideration reflected above, Furnishings International Inc., the parent of Lifestyle Furnishings International Ltd., issued $285 million in notes and $60 million in equity securities to the seller.

Deferred financing costs of $5.0 million are included in accrued liabilities.

            See notes to condensed consolidated financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   THE ACQUISITION
     ---------------

     LifeStyle Furnishings International Ltd. (the "Company") was formed in May 1996 for the purpose of acquiring (the "acquisition") the Masco Home Furnishings Group (the "Group" or "Predecessor Business"). In the formation of the Company, 100 shares of common stock were issued to Furnishings International Inc. ("FII"), the Company's sole stockholder. On August 5, 1996, FII acquired the Predecessor Business from Masco Corporation ("Masco") for approximately $1.1 billion and contributed substantially all of the businesses acquired to the Company. The purchase price of $1.1 billion was financed by: (i) senior bank facilities ($325.0 million); (ii) senior subordinated notes ($200.0 million); (iii) equity contribution ($410.0 million); and (iv) proceeds from sale of accounts receivable ($155.0 million). (See Note 3 Receivables Facility and Note 4 Long-Term
     Debt).

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon estimated fair values as of the closing of the acquisition. The excess of the fair value of the assets and liabilities acquired over the purchase price was allocated to reduce non-current assets, principally property and equipment.

     As a result of the acquisition and new basis of accounting, the Company's financial statements for the periods subsequent to the acquisition are not comparable to the Predecessor Business' financial statements for the periods prior to the acquisition.

2.   BASIS OF PRESENTATION
     ---------------------

     Basis of Presentation. The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiary companies for the periods presented. Intercompany accounts and transactions are eliminated. These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

     The financial information for the periods ended on or prior to August 5, 1996 refer to the Predecessor Business as it existed prior to the acquisition. The Group was not a legal entity and included certain Masco subsidiaries whose operations consisted of the manufacture and sale of home furnishings products including quality furniture, fabrics and other home furnishings. With respect to the unaudited financial information for the interim periods of the Predecessor Business, it is the opinion of management that all adjustments, which consist of normal and recurring adjustments necessary for a fair presentation of interim combined financial statements, have been included. The unaudited combined financial statements should be read in conjunction with the Predecessor Business' combined financial statements for the year ended December 31, 1995 included in the Company's registration statement on Form S-4 (No. 333-11905).

     Operating results of the interim period are not necessarily indicative of results that may be expected for the period from August 6, 1996 to December 31, 1996.

     Recently Issued Accounting Standards. Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," becomes effective in 1997. The Company does not believe its adoption will have a material impact on the Company's financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.   RECEIVABLES FACILITY
     --------------------

     In connection with the acquisition, the Company established a Receivables Facility and formed LFI Receivables Corporation (the "Receivables Subsidiary"), a wholly owned, bankruptcy remote subsidiary of the Company. The Receivables Subsidiary purchases, on a revolving basis, substantially all trade receivables generated by the Company and FII at a 2.04% discount. The Receivables Subsidiary established a master trust (the "Master Trust") to which it transfers and assigns all its rights in those trade receivables. A syndicate of banks and other financial institutions (the "Participants") may purchase up to $175 million in investor certificates representing fractional undivided senior interests in the trade receivables held by the Master Trust.

     As of September 30, 1996, the outstanding balance of trade receivables sold to the Master Trust amounted to $230 million. Of this amount, $167 million had been sold to the Participants at face value through the issuance of Senior Investor Certificates. The Receivables Subsidiary retained an investment in the Master Trust of $63 million, comprised of $14 million of Senior Exchangeable Company Certificates and $49 million of Subordinated Investor Certificates.

     The Senior Investor Certificates bear interest at LIBOR plus 1% and there is a commitment fee of .5% per annum of the unused commitment under the facility. The cost of this facility is included in "Other, net" in the Statement of Operations, and amounted to $1.9 million for the period ended September 30, 1996.

     The Company anticipates that the Receivables Facility will be replaced by a similar facility under which the Master Trust will issue asset-backed investor certificates of up to $200 million. If the Receivables Facility has not been replaced by February, 1997, the interest rate may increase by up to 1.5%. This arrangement places certain restrictions on the Company and the Receivables Subsidiary, including placing liens on the trade receivables, and changes to credit and collection policies. At September 30, 1996, the Company was in compliance with these covenants.

4.   LONG-TERM DEBT
     --------------

     As of September 30, 1996, the outstanding balances of long-term debt were as follows, in millions:

               Revolving credit facility ........................    -
               Tranche A term loan .............................. $125.0
               Tranche B term loan ..............................  175.0
               Senior subordinated notes ........................  200.0
               Other borrowings .................................   26.1
                                                                  ------

                                                                   526.1

               Less current portion .............................  (37.4)
                                                                  ------

                                                                  $488.7
                                                                  ======

     In connection with the acquisition, the Company entered into loans under senior bank facilities and issued senior subordinated notes, the net proceeds of which were used to repay certain existing intercompany indebtedness of the Predecessor Business to Masco Corporation.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.   LONG-TERM DEBT, continued
     --------------

     Senior Bank Facilities. The Company entered into a credit agreement providing for term loans of $300 million and a revolving credit facility of $150 million. The term loans consist of: (i) $125 million Tranche A bearing interest at LIBOR plus 2.5% (or an alternative rate at the Company's option) payable in quarterly installments through 2002; and (ii) $175 million Tranche B bearing interest at LIBOR plus 3.0% (or an alternative rate at the Company's option) payable in quarterly installments through 2004. The revolving credit facility is a 6 year facility and bears interest at LIBOR plus 2.5% (or an alternative rate at the Company's option). The revolving credit facility requires a commitment fee of .5% per annum on the unused portion of the facility. The Company, at its option, may prepay the term loans or permanently reduce the revolving credit facility.

     At closing of the acquisition, borrowings under the senior bank facilities totalled $300 million in term loans and $25 million under the revolving credit facility. During the period ended September 30, 1996, all borrowings under the revolving credit facility were repaid, and during October 1996 the term loans have been prepaid in the amount of $15 million.

     The obligations under the senior bank facilities are unconditionally guaranteed, jointly and severally by FII and substantially all domestic subsidiaries of the Company, and are secured by substantially all the assets of the Company and the guarantors. The senior bank facilities contain significant restrictive covenants including minimum interest coverage ratios, maximum leverage ratios, annual capital expenditures limitations and net worth requirements. At September 30, 1996, the Company was in compliance with these covenants.

     Senior Subordinated Notes. In connection with the acquisition, the Company issued, in a private placement, $200 million unsecured senior subordinated notes (the "Notes") maturing August 1, 2006. Interest on the Notes is payable semi-annually at 10 7/8% per annum commencing on February 1, 1997.

     The Notes may be redeemed by the Company subsequent to August 1, 2001 at premiums which begin at 5.438% and decline each year to face for redemptions taking place after August 1, 2004. In addition, at any time prior to August 1, 1999, the Company may redeem up to 33 1/3% of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings at a redemption price of 110.875%. Also, upon a qualifying change of control, the Notes may be redeemed at the option of the Company or in certain instances at the option of the Note holders, at a premium of 1%. The Notes contain certain restrictive covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions, and asset dispositions of certain subsidiaries. At September 30, 1996, the Company was in compliance with these covenants.

     In connection with the Note offering, each of the Company's domestic operating subsidiaries (the "Guarantor Subsidiaries") fully and unconditionally guarantee the Company's performance under the Notes on a joint and several basis (See Note 6 Guarantor Financial Statements).

     On November 8, 1996, the Company's and the Guarantor Subsidiaries' registration statement on Form S-4 (No. 333-11905) became effective under the Securities Act of 1933, providing for the exchange of the Notes for new notes (the "New Notes"). The New Notes are identical in all material respects to the Notes except that they are registered under the Securities Act, thus allowing, subject to certain limitations, transfer pursuant to the Securities Act.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.   INCOME TAXES
     ------------

     The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). On an interim basis, the Company provides for income taxes using the estimated annual effective rate. The difference between the effective tax rate of 43% and the federal statutory tax rate of 35% is due to state, local and foreign income taxes.

     The Company is included in the consolidated federal tax return of FII. Pursuant to the Company's tax sharing agreement with FII, the Company will be required to make tax sharing payments to FII with respect to the Company's pro rata share of consolidated federal and combined state and local income tax liabilities.

     Under SFAS 109, deferred income taxes are provided to recognize the effect of temporary differences between financial reporting and income tax reporting. As a result of the acquisition, deferred taxes were established to reflect the tax effect of the difference between assigned fair values and the tax basis of certain assets acquired and liabilities assumed. A full valuation allowance has been provided for the resulting deferred tax assets.

     The Predecessor Business was included in the consolidated federal and state tax returns of Masco. Accordingly, substantially all income tax-related assets and liabilities were due to or from Masco. Income taxes and credits were computed on a separate return basis.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   GUARANTOR FINANCIAL STATEMENTS
     ------------------------------

     In connection with the Note offering, the Guarantor Subsidiaries fully and unconditionally guarantees the Company's performance under the Notes on a joint and several basis. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. The remaining subsidiaries are direct or indirect subsidiaries of the Guarantor Subsidiaries. The following condensed consolidated financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries ("condensed consolidated financial data"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined those would not be material to the holders of Notes.

     For purposes of the condensed consolidated financial data, the Guarantor Subsidiaries include substantially all domestic subsidiaries of the Company (other than the Receivables Subsidiary and certain subsidiaries with substantially no assets or operations). The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidated Balance Sheet

                                                                            (in thousands)
                                                           Company
                                  --------------------------------------------------------
                                                     September 30, 1996
                                  --------------------------------------------------------
                                   Guarantor     Non-Guarantor
                                  Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                  --------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash investments        $   (3,020)     $ 11,870          ---       $    8,850
  Trade receivables                    37,030        43,970          ---           81,000
  Other receivables                    67,090        10,130          ---           77,220
  Investment in Receivables Trust      62,770         ---            ---           62,770
  Prepaid expenses                     13,640        14,120          ---           27,760
  Inventories                         459,200       112,260          ---          571,460
  Intercompany account                151,170        13,820      $(164,990)         ---
                                   ----------      --------      ---------     ----------
    Total current assets              787,880       206,170       (164,990)       829,060

Property and equipment, net           258,020        77,950          ---          335,970
Long term debt, current                 9,400         ---            ---            9,400
Other assets                           47,190         8,480          ---           55,670
Investments in affiliates              53,700         ---          (53,700)         ---
                                   ----------      --------      ---------     ----------
    Total assets                   $1,156,190      $292,600      $(218,690)    $1,230,100
                                   ==========      ========      =========     ==========

LIABILITIES and SHAREHOLDER'S EQUITY

Current Liabilities:
  Notes payable                    $   16,220      $ 21,190          ---       $   37,410
  Accounts payable                     68,950        27,280          ---           96,230
  Accrued liabilities                 113,010        35,040          ---          148,050
  Intercompany account                 13,820       151,170      $(164,990)         ---
                                   ----------      --------      ---------     ----------
    Total current liabilities         212,000       234,680       (164,990)       281,690

Long-term debt                        485,920         2,780          ---          488,700
Other long-term liabilities            34,470         1,440          ---           35,910
                                   ----------      --------      ---------     ----------
    Total liabilities                 732,390       238,900       (164,990)       806,300

Shareholder's equity                  423,800       53,700        (53,700)       423,800
                                   ----------      --------      ---------     ----------

    Total liabilities and
     shareholder's equity          $1,156,190      $292,600      $(218,690)    $1,230,100
                                   ==========      ========      =========     ==========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   GUARANTOR FINANCIAL STATEMENTS, continued
     ------------------------------

Condensed Consolidated Statement of Operations

                                                                            (in thousands)
                                                           Company
                                  --------------------------------------------------------
                                        for the period August 6 to September 30, 1996
                                  --------------------------------------------------------
                                   Guarantor     Non-Guarantor
                                  Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                  --------------------------------------------------------
Net sales                          $  291,780      $ 86,820      $ (46,340)    $  332,260
Cost of sales                         220,300        71,840        (46,340)       245,800
                                   ----------      --------      ---------     ----------
  Gross profit                         71,480        14,980          ---           86,460

Selling, general and
 administrative expenses               45,640         9,480          ---           55,120
                                   ----------      --------      ---------     ----------
  Operating profit                     25,840         5,500          ---           31,340

Other expense, net:                     7,110           910          2,730         10,750
                                   ----------      --------      ---------     ----------

  Income (loss) before income taxes    18,730         4,590         (2,730)        20,590

Income taxes                            6,990         1,860          ---            8,850
                                   ----------      --------      ---------     ----------

  Net income                       $   11,740      $  2,730      $  (2,730)    $   11,740
                                   ==========      ========      =========     ==========


                                                    Predecessor Business
                                  --------------------------------------------------------
                                      for the period January 1, 1996 to August 5, 1996
                                  --------------------------------------------------------

                                   Guarantor     Non-Guarantor
                                  Subsidiaries   Subsidiaries   Eliminations    Combined
                                  --------------------------------------------------------
Net sales                          $1,014,270      $294,360      $(160,740)    $1,147,890
Cost of sales                         780,000       251,390       (160,740)       870,650
                                   ----------      --------      ---------     ----------
  Gross profit                        234,270        42,970          ---          277,240

Selling, general and
 administrative expenses              182,510        39,720          ---          222,230
                                   ----------      --------      ---------     ----------
  Operating profit                     51,760         3,250          ---           55,010

Other expense, net:                    44,570         9,280          2,320         56,170
                                   ----------      --------      ---------     ----------

  Income (loss) before income taxes     7,190        (6,030)        (2,320)        (1,160)

Income taxes (credit)                   8,910        (2,080)         ---            6,830
                                   ----------      --------      ---------     ----------

  Net loss                         $   (1,720)     $ (3,950)     $  (2,320)    $   (7,990)
                                   ==========      ========      =========     ==========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   GUARANTOR FINANCIAL STATEMENTS, continued
     ------------------------------

Condensed Consolidated Statement of Cash Flows

                                                                            (in thousands)
                                                           Company
                                  --------------------------------------------------------
                                    for the period August 6, 1996 to September 30, 1996
                                  --------------------------------------------------------

                                   Guarantor     Non-Guarantor
                                  Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                  --------------------------------------------------------
CASH FLOWS FROM (FOR):

OPERATING ACTIVITIES:
 Net income (loss)                 $   11,740      $  2,730      $  (2,730)    $   11,740
 Depreciation and amortization          4,800         1,310          ---            6,110
 Bad debt provision, net                  680         ---            ---              680
 (Increase) decrease in receivables    (3,840)       (3,630)        (2,310)        (9,780)
 (Increase) decrease in inventories    (8,960)       14,850          ---            5,890
 (Increase) decrease in prepaid
  expenses                             (5,320)         (860)         ---           (6,180)
 Increase (decrease) in current
  liabilities                          31,940        15,440          2,310         49,690
 (Increase) decrease in
  intercompany accounts, net            7,210        (7,210)         ---            ---
                                   ----------      --------      ---------     ----------
  Net cash from (for) operating
   activities                          38,250        22,630         (2,730)        58,150
                                   ----------      --------      ---------     ----------

INVESTING ACTIVITIES:
 Acquisition of businesses, net
  of cash acquired                   (686,690)        ---            ---         (686,690)
 Investments in Receivables Trust     (62,770)        ---            ---          (62,770)
 Capital expenditures                  (2,120)         (650)         ---           (2,770)
 Other, net                            12,560        (7,910)         2,730          7,380
                                   ----------      --------      ---------     ----------
  Net cash from (for) investing
   activities                        (739,020)       (8,560)         2,730       (744,850)
                                   ----------      --------      ---------     ----------

FINANCING ACTIVITIES:
 Proceeds from long term debt         525,000         ---            ---          525,000
 Proceeds from sale of accounts
  receivable                          167,000         ---            ---          167,000
 Capital contribution                  65,350         ---            ---           65,350
 Deferred financing costs             (34,590)        ---            ---          (34,590)
 Net repayments of short-term debt    (25,010)       (2,200)         ---          (27,210)
                                   ----------      --------      ---------     ----------
  Net cash from (for) financing
   activities                         697,750        (2,200)         ---          695,550
                                   ----------      --------                    ----------

CASH:
 Increase (decrease) for the period    (3,020)       11,870          ---            8,850
 At August 6                            ---           ---            ---            ---
                                   ----------      --------      ---------     ----------
 At September 30                   $   (3,020)     $ 11,870      $   ---       $    8,850
                                   ==========      ========      =========     ==========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. GUARANTOR FINANCIAL STATEMENTS, continued
   ------------------------------

Condensed Consolidated Statement of Cash Flows

                                                                            (in thousands)
                                                    Predecessor Business
                                  --------------------------------------------------------
                                      for the period January 1, 1996 to August 5, 1996
                                  --------------------------------------------------------
                                   Guarantor     Non-Guarantor
                                  Subsidiaries   Subsidiaries   Eliminations     Combined
                                  --------------------------------------------------------
CASH FLOWS FROM (FOR):

OPERATING ACTIVITIES:
 Net loss                          $   (1,720)     $ (3,950)     $  (2,320)    $   (7,990)
 Depreciation and amortization         32,320         6,940          ---           39,260
 Bad debt provision, net                1,980           270          ---            2,250
 Deferred income taxes                 (2,610)        ---            ---           (2,610)
 (Increase) decrease in receivables    24,540        14,610            400         39,550
 (Increase) decrease in inventories   (20,430)        2,950          ---          (17,480)
 (Increase) decrease in prepaid
  expenses                             (7,100)          380          ---           (6,720)
 Increase (decrease) in current
  liabilities                              30        (6,210)          (430)        (6,610)
 (Increase) decrease in
  intercompany accounts, net           (5,120)        5,120          ---            ---
                                   ----------      --------      ---------     ----------
  Net cash from (for) operating
   activities                          21,890        20,110         (2,350)        39,650
                                   ----------      --------      ---------     ----------
INVESTING ACTIVITIES:
 Capital expenditures                 (14,130)       (2,390)         ---          (16,520)
 Collection of notes receivable,
  net                                   1,450         1,340          ---            2,790
 Other, net                            (4,530)        7,290         (5,400)        (2,640)
                                   ----------      --------      ---------     ----------
  Net cash from (for) investing
   activities                         (17,210)        6,240         (5,400)       (16,370)
                                   ----------      --------      ---------     ----------
FINANCING ACTIVITIES:
 Increase (decrease) in Masco
  Corporation net investment
  and advances                         (4,900)      (25,450)         7,750        (22,600)
 Proceeds from long term debt             800        86,960          ---           87,760
 Net repayments of short term debt       (800)      (86,290)         ---          (87,090)
                                   ----------      --------      ---------     ----------
  Net cash from (for) financing
   activities                          (4,900)      (24,780)         7,750        (21,930)
                                   ----------      --------      ---------     ----------
CASH:
 Increase (decrease) for the period      (220)        1,570          ---            1,350
 At January 1                           4,540        12,770          ---           17,310
                                   ----------      --------      ---------     ----------
 At August 5                       $    4,320      $ 14,340      $   ---       $   18,660
                                   ==========      ========      =========     ==========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   PRO FORMA SUPPLEMENTARY DATA
     ----------------------------

     The following supplementary pro forma consolidated statements of operations for the quarters ended September 30, 1996 and 1995 and for the nine month periods ended September 30, 1996 and 1995 give effect to the acquisition transactions as if they had occurred on January 1, 1995. The pro forma consolidated statements of operations are provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the transactions been consummated on the dates assumed and do not project the Company's results of operations for any future date. (See Notes 1 and 2)

                                        Quarter Ended                       Nine Months Ended
                                ------------------------------       ------------------------------
                                Sept. 30, 1996  Sept. 30, 1995       Sept. 30, 1996  Sept. 30, 1995
                                   Pro Forma       Pro Forma            Pro Forma       Pro Forma
                                   ---------       ---------            ---------       ---------
Net sales                        $  494,960       $  477,970           $1,446,480      $1,425,830
Cost of sales                       369,440          357,080            1,076,990       1,056,440
                                 ----------       ----------           ----------      ----------
    Gross profit                    125,520          120,890              369,490         369,390

Selling, general and
 administrative expenses             85,640           89,610              259,930         270,300
                                 ----------       ----------           ----------      ----------
    Operating profit                 39,880           31,280              109,560          99,090

Other expense, net:
  Interest expense                   16,400           16,400               49,200          49,200
  Other, net                          3,010            6,340               11,670          15,360
                                 ----------       ----------           ----------      ----------
                                     19,410           22,740               60,870          64,560
                                 ----------       ----------           ----------      ----------

    Income before taxes              20,470            8,540               48,690          34,530
Income taxes                          8,800            3,670               20,940          14,850
                                 ----------       ----------           ----------      ----------

    Net income                   $   11,670       $    4,870           $   27,750      $   19,680
                                 ==========       ==========           ==========      ==========

                                          Quarter Ended                       Nine Months Ended
                                  ------------------------------       ------------------------------
                                  Sept. 30, 1996  Sept. 30, 1995       Sept. 30, 1996  Sept. 30, 1995
                                    Pro Forma        Pro Forma            Pro Forma       Pro Forma
                                    ---------        ---------            ---------       ---------

Net sales                            100.00%          100.00%              100.00%         100.00%
Cost of sales                         74.64%           74.71%               74.46%          74.09%
    Gross profit                      25.36%           25.29%               25.54%          25.91%

Selling, general and
 administrative expenses              17.30%           18.75%               17.97%          18.96%
    Operating profit                   8.06%            6.54%                7.57%           6.95%

Other expense, net:
  Interest expense                     3.31%            3.43%                3.40%           3.45%
  Other, net                           0.61%            1.33%                0.81%           1.08%
                                       3.92%            4.76%                4.21%           4.53%

    Income before taxes                4.14%            1.78%                3.36%           2.42%
Income taxes                           1.78%            0.77%                1.44%           1.04%

    Net income                         2.36%            1.01%                1.92%           1.38%

The primary adjustments applied to the historical predecessor business financial statements to arrive at the pro forma presentation include the following:

a) Adjustment to reflect elimination of goodwill amortization of approximately $14.2 million on an annualized basis.

b) Adjustment of approximately $15.9 million on an annual basis to reflect decreased depreciation for writedown of property and equipment from the allocation of the estimated fair value of the net assets over purchase price.

c) Adjustment to reflect the reduction of interest expense due to the elimination of interest expense on Masco Corporation net advances offset by the impact of interest expense on the financing arrangements incurred at the acquisition.

d) Adjustment to eliminate the operating results of businesses acquired by FII from Masco but not contributed to the Company.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

LifeStyle Furnishings International Ltd. (The "Company") is the largest U.S. based manufacturer and marketer of residential furniture and the nation's largest designer, marketer and distributor of decorative home furnishing fabrics. Approximately 86% of net sales are derived from residential furniture, which includes decorative accessories ("fine furniture"). Decorative home furnishing fabrics accounted for the remaining 14% of net sales.

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto. Results of an interim period are not necessarily indicative of results for the full year or of future periods.

THE ACQUISITION TRANSACTIONS

The Company was formed in May 1996 for the purpose of acquiring the Masco Home Furnishings Group (the "Group" or "Predecessor Business"). In the formation of the Company, 100 shares of common stock were issued to Furnishings International Inc. ("FII"), the Company's sole stockholder. On August 5, 1996, FII acquired the Predecessor Business from Masco Corporation for approximately $1.1 billion and contributed substantially all of the businesses acquired to the Company. The purchase price of $1.1 billion was financed by: (i) senior bank facilities ($325.0 million); (ii) senior subordinated notes ($200.0 million); (iii) equity contribution ($410.0 million); and (iv) proceeds from sale of accounts receivable ($155.0 million).

The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon estimated fair values as of the closing date of the acquisition. The excess of the fair value of the assets and liabilities acquired over the purchase price was allocated to reduce non-current assets, principally property and equipment.

As a result of the acquisition and new basis of accounting, the Company's financial statements for the periods subsequent to the acquisition are not comparable to the Predecessor Business' financial statements for the periods prior to the acquisition.

RESTRUCTURING INITIATIVES AND INVENTORY REDUCTION

In connection with the acquisition, management began developing a restructuring plan. The plan is expected to be finalized by the end of 1996 upon approval by the Company's Board of Directors and implementation completed in 1997. As permitted by Emerging Issues Task Force ("EITF") issue 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination" the total cost of the plan, which management estimates to be approximately $28.3 million, was included as part of the purchase price allocation. The Company does not expect any significant impact on its liquidity as a result of this plan.

The Company is evaluating the future benefit of its continuing investment in certain joint ventures in Asia. The carrying value of these investments approximates $19.7 million at September 30, 1996. Management expects to complete its evaluation in early 1997.

Management has also initiated a plan to reduce inventory levels to generate cash flow and reduce carrying costs. At this time, management does not believe this inventory reduction program will have a material adverse effect on future results of operations or the financial condition of the Company.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

RESULTS OF OPERATIONS

The following table sets forth certain data from the Company's Condensed Consolidated Financial Statements expressed as a percentage of net sales. For purposes of this presentation, the results of operations for the period August 6, 1996 through September 30, 1996 have been combined with the results of the Predecessor Business.

                                      Quarter Ended                Nine Months Ended
                           ------------------------------  ------------------------------
                           Sept. 30, 1996  Sept. 30, 1995  Sept. 30, 1996  Sept. 30, 1995
Net sales                         100.00%         100.00%         100.00%         100.00%
Cost of sales                      75.05%          75.85%          75.43%          75.24%
                           -------------   -------------   -------------   -------------
    Gross profit                   24.95%          24.15%          24.57%          24.76%

Selling, general and
 administrative expenses           17.69%          20.18%          18.74%          20.36%
                           -------------   -------------   -------------   -------------
    Operating profit                7.26%           3.97%           5.83%           4.40%

Other expense, net:
  Interest expense                  3.23%           4.54%           4.10%           4.82%
  Other, net                        0.66%           0.40%           0.42%           0.19%
                           -------------   -------------   -------------   -------------
                                    3.89%           4.94%           4.52%           5.01%

    Income before taxes             3.37%          (0.97%)          1.31%          (0.61%)

Income taxes                        2.14%           0.44%           1.06%           0.41%
                           -------------   -------------   -------------   -------------

    Net income                      1.23%          (1.41%)          0.25%          (1.02%)
                           =============   =============   =============   =============

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Net sales. Net sales were $499.0 million for the three months ended September 30, 1996, an increase of $5.7 million or 1.2% from $493.3 million for the three months ended September 30, 1995. Net sales of fine furniture increased 0.3% to $431.6 million for the three months ended September 30, 1996 from $430.2 million for the three months ended September 30, 1995. Net sales of fine furniture grew primarily due to recent product introductions and modest increased industry demand. Net sales of decorative home furnishings fabrics increased 6.8% to $67.4 million for the three months ended September 30, 1996 from $63.1 million for the three months ended September 30, 1995, primarily due to strength in the woven segment of the market and improved business conditions.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Gross profit. Gross profit was $124.5 million for the three months ended September 30, 1996, an increase of $5.4 million or 4.5% from $119.1 million for the comparable period of 1995. This increase was primarily attributable to the impact of a modest increase in sales and in the gross profit margin increasing to 25.0% for the three months ended September 30, 1996 from 24.2% for the comparable period of 1995. The improvement in the gross profit margin is primarily attributable to the reduced depreciation expense which resulted from the reduction in carrying value of depreciable fixed assets due to the allocation of purchase price.

Selling, general and administrative expenses. Selling, general and administrative expenses were $88.2 million for the three months ended September 30, 1996, a decrease of $11.4 million or 11.4%, from $99.6 million for the comparable period of 1995. As a percentage of net sales, selling, general and administrative expenses declined to 17.7% for the three months ended September 30, 1996 from 20.2% for the three months ended September 30, 1995. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives implemented in the last half of 1995, combined with the net decrease in general and administrative expenses incurred since August 6, 1996 as a stand alone company when compared to the management fees previously charged to the Company by Masco.

Operating profit. Operating profit increased to $36.3 million for the three months ended September 30, 1996, an increase of $16.7 million or 85.2% from $19.6 million for the comparable period of 1995. As a percentage of net sales, operating profit increased to 7.3% for the three months ended September 30, 1996 from 4.0% for the comparable period of 1995. This improvement was achieved primarily for the reasons discussed above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

Net sales. Net sales were $1,480.1 million for the nine months ended September 30, 1996, an increase of $2.4 million or 0.2% from $1,477.7 million for the nine months ended September 30, 1995. Net sales of fine furniture increased 0.5% to $1,279.7 million for the nine months ended September 30, 1996 from $1,273.9 million for the nine months ended September 30, 1995. Net sales of fine furniture grew modestly primarily due to severe weather conditions in early 1996 which resulted in several weather-related plant shutdowns and due to slower industry sales. Net sales of decorative home furnishings fabrics decreased 1.6% to $200.5 million for the nine months ended September 30, 1996 from $203.8 million for the nine months ended September 30, 1995, primarily due to severe weather conditions in early 1996 which caused slow retail sales, and due to decreased industry demand for certain product lines.

Gross profit. Gross profit was $363.7 million for the nine months ended September 30, 1996, a decrease of $2.2 million or 0.6% from $365.9 million for the comparable period of 1995. Gross profit margins declined to 24.6% for the nine months ended September 30, 1996 from 24.8% for the comparable period of 1995. The decrease was primarily the result of temporary plant closings due to severe weather and start-up costs related to substantial new product introductions in early 1996.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Selling, general and administrative expenses. Selling, general and administrative expenses were $277.4 million for the nine months ended September 30, 1996, a decrease of $23.5 million or 7.8% from $300.9 million for the comparable period of 1995. As a percentage of net sales, selling, general and administrative expenses declined to 18.7% for the nine months ended September 30, 1996 from 20.4% for the nine months ended September 30, 1995. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives implemented in the last half of 1995, combined with a net decrease in general and administrative expenses incurred since August 6, 1996 as a stand alone company when compared to the management fees previously charged to the Company by Masco.

Operating profit. Operating profit increased to $86.4 million for the nine months ended September 30, 1996, an increase of $21.5 million or 33.1% from $64.9 million for the comparable period of 1995. As a percentage of net sales, operating profit increased to 5.8% for the nine months ended September 30, 1996 from 4.4% for the comparable period of 1995. This improvement was achieved primarily for the reasons discussed above.

PRO FORMA RESULTS OF OPERATIONS

On a pro forma basis for the nine months ended September 30, 1996 (after giving effect to the acquisition transactions as if they had occurred on January 1,
1995), the Company's net income was $27.8 million, an increase of $8.1 million from pro forma net income of $19.7 million for the comparable period of 1995. This increase is primarily attributable to increased sales and reductions, since August 5, 1996, in actual selling, general and administrative expenses resulting from reductions in corporate overhead expenses associated with the acquisition and the elimination of certain marketing and consulting arrangements during 1996. See the Pro Forma Supplementary Data included in the Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the transactions, working capital needs and the funding of capital expenditures.

Principal and interest payments under the Senior Bank Facilities, and the Notes represent significant liquidity requirements for the Company. Under the terms of the Senior Bank Facilities, the Company will be required to make principal payments totaling approximately $21.3 million in 1997, $21.0 million in 1998, $21.0 million in 1999, $21.3 million in 2000 and $34.5 million in 2001. Loans under the Senior Bank Facilities bear interest at floating rates based upon the interest rate option selected by the Company. During October 1996, the Company purchased an interest rate collar resulting in $250 million of the Company's long term debt being subject to an interest rate ceiling of 8.0% and floor of 5.45%.

The Company made capital expenditures of $19.3 million for the nine months ended September 30, 1996. The Company believes that as a result of the availability of excess capacity in its manufacturing facilities, no significant additional capital expenditures will be required to expand capacity. The Company's ability to make capital expenditures is subject to certain restrictions under the Senior Bank Facilities.

The Company's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under the Revolving Credit Facility. Net cash from operating activities for the nine months ended September 30, 1996 was $97.8 million, an increase of $112.7 million from ($14.9) million in the comparable period of 1995, primarily as a result of an increase in earnings and decreases in working capital.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

As of September 30, 1996, the amount available under the Revolving Credit Facility was $150 million (less the face amount of existing letters of credit of $32.5 million) and no amounts were outstanding. Amounts available under the Revolving Credit Facility may be used for working capital and general corporate purposes (including up to $50.0 million for letters of credit), subject to certain limitations under the Senior Bank Facilities. The Company believes that cash generated from operations, together with the amounts available under the Revolving Credit Facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (concluded)

                                PART II.  OTHER INFORMATION

                         LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Items 1, 2, 3 and 5 are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     On July 31, 1996, FURNISHINGS INTERNATIONAL INC., the corporate parent of the Company ("FII") approved by written consent of sole stockholder, an amendment to the Company's certificate of incorporation to restate its name in block capital letters. On August 7, 1996, FII approved by written consent of sole stockholder, an increase in the size of the board of the Company by 7 and the election of the following individuals to the Board of Directors of the
Company:

                         C. Sean Day
                         Donald M. Roberts

In addition to the foregoing, Wayne B. Lyon, Richard M. Cashin, Jr., Robert L. George, John A. Morgan and David F. Thomas continued as directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
Number                         Description of Exhibits
-------                        -----------------------

3.1* Certificate of Incorporation of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company")

3.2*    Certificate of Incorporation of Ametex Fabrics, Inc.

3.3*    Certificate of Incorporation of The Berkline Corporation

3.4*    Articles of Incorporation of Blue Mountain Trucking Corporation

3.5*    Articles of Incorporation of Custom Truck Tires, Inc.

3.6*    Certificate of Incorporation of D-H Retail Space, Inc.

3.7*    Certificate of Incorporation of Drexel Heritage Advertising, Inc.

3.8*    Certificate of Incorporation of Drexel Heritage Furnishings, Inc.

3.9*    Articles of Incorporation of Drexel Heritage Home Inspirations, Inc.

3.10*   Certificate of Incorporation of Henredon Furniture Industries, Inc.

3.11*   Articles of Incorporation of Henredon Transportation Company

3.12*   Certificate of Incorporation of Interior Fabric Design, Inc.

3.13*   Articles of Incorporation of Intro Europe, Inc.

3.14*   Articles of Incorporation of La Barge, Inc.

3.15*   Certificate of Incorporation of Lexington Furniture Industries, Inc.

3.16*   Certificate of Incorporation of Lifestyle Holdings Ltd.

3.17*   Articles of Incorporation of Maitland-Smith, Inc.

----------
* Incorporated by reference from the registrants' Registration Statement on Form S-4 (No. 333-11905)

Exhibit
Number                         Description of Exhibits
------                         -----------------------

3.18*     Articles of Incorporation of Marbro Lamp Company

3.19*     Certificate of Incorporation of Ramm, Son & Crocker, Inc.

3.20*     Certificate of Incorporation of Robert Allen Fabrics, Inc.

3.21*     Certificate of Incorporation of Robert Allen Fabrics of N.Y., Inc.

3.22*     Certificate of Incorporation of Sunbury Textile Mills, Inc.

3.23*     Certificate of Incorporation of Universal Furniture Industries

3.24*     Certificate of Incorporation of Universal Furniture Limited

3.25*     By-Laws of the Company

3.26*     By-Laws of Ametex Fabrics, Inc.

3.27*     By-Laws of The Berkline Corporation

3.28*     By-Laws of Blue Mountain Trucking Corporation

3.29*     By-Laws of Custom Truck Tires, Inc.

3.30*     By-Laws of D-H Retail Space, Inc.

3.31*     By-Laws of Drexel Heritage Advertising, Inc.

3.32*     By-Laws of Drexel Heritage Furnishings Inc.

3.33*     By-Laws of Drexel Heritage Home Inspirations, Inc.

3.34*     By-Laws of Henredon Furniture Industries, Inc.

3.35*     By-Laws of Henredon Transportation Company

3.36*     By-Laws of Interior Fabric Design, Inc.

3.37*     By-Laws of Intro Europe, Inc.

3.38*     By-Laws of La Barge, Inc.

3.39*     By-Laws of Lexington Funiture Industries, Inc.

3.40*     By-Laws of Lifestyle holdings Ltd.

3.41*     By-Laws of Maitland-Smith, Inc.

3.42*     By-Laws of Marbro Lamp Company

3.43*     By-Laws of Ramm, Son & Crocker, Inc.

3.44*     By-Laws of Robert Allen Fabrics, Inc.

3.45*     By-Laws of Robert Allen Fabrics of N.Y., Inc.

3.46*     By-Laws of Sunbury Textile Mills, Inc.

3.47*     By-Laws of Universal Furniture Industries

3.48*     By-Laws of Universal Furniture Limited

4* Indenture between the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee, dated as of August 5, 1996.

----------
* Incorporated by reference from the registrants' Registration Statement on Form S-4 (No. 333-11905)

Exhibit
Number                         Description of Exhibits
------                         -----------------------

10.1* Acquisition Agreement between FURNISHINGS INTERNATIONAL INC. and Masco Corporation dated as of March 29, 1996

10.2*   Amendment No. 1 to Acquisition Agreement dated as of June 21, 1996

10.3*   Amendment No. 2 to Acquisition Agreement dated as of August 5, 1996

10.4* Credit Agreement dated as of August 5, 1996 among FURNISHINGS INTERNATIONAL INC., the Company, the subsidiary borrowers named therein, the lenders named therein and The Chase Manhattan Bank, as Swingline Lender, Administrative Agent and Collateral Agent, Chase Manhattan Bank Delaware as Issuing Bank

10.5* Exchange and Registration Rights Agreement between the Company, the Guarantors named therein, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of August 5, 1996.

10.6* Pooling Agreement, dated as of August 5, 1996, among LFI Receivables Corporation, LFI Servicing Corporation and The Chase Manhattan Bank, as Trustee.

10.7* Series 1996-A Supplement, dated as of August 5, 1996, among LFI Receivables Corporation, LFI Servicing Corporation, Chemical Bank, as Agent and as Initial Purchaser, and The Chase Manhattan Bank, as Trustee.

10.8* Servicing Agreement, dated as of August 5, 1996, among LFI Receivables Corporation, LFI Servicing Corporation, as Master Servicer, each of the Servicers party thereto and The Chase Manhattan Bank, as Trustee.

10.9* Receivables Sale Agreement, dated as of August 5, 1996, among LFI Receivables Corporation, the Sellers named therein and the Servicers named therein.

10.10* Stockholders' Agreement, dated as of August 5, 1996, among Masco Corporation, FURNISHINGS INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison Companies, Inc., and the other stockholders named therein.

10.11* Registration Rights Agreement, dated as of August 5, 1996, among Masco Corporation, FURNISHINGS INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison Companies, Inc., and the other stockholders named therein.

10.12* Management Agreement, dated as of August 5, 1996, by and between FURNISHINGS INTERNATIONAL INC. and the Company.

10.13* Tax Sharing Agreement, dated as of the 5th day of August, 1996, by and between FURNISHINGS INTERNATIONAL INC., Simmons Upholstered Furniture Corporation, the Company and LFI Receivables Corporation.

10.14* Transition Services Agreement, dated as of August 5, 1996, among FURNISHINGS INTERNATIONAL INC. and Masco Corporation.

10.15* 12.0% Senior Pay-in-Kind Note of FURNISHINGS INTERNATIONAL INC. dated August 5, 1996.

10.16* Purchase Agreement dated July 31, 1996 between the Company, Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the Guarantors named therein.

27+     Financial Data Schedule

(b) No reports on Form 8-K were filed by the registrants during the three months ended September 30, 1996.

----------
* Incorporated by reference from the registrants' Registration Statement on Form S-4 (No. 333-11905)
+  Filed herewith

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                   LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                   AMETEX FABRICS, INC.
                                   THE BERKLINE CORPORATION
                                   BLUE MOUNTAIN TRUCKING CORPORATION
                                   CUSTOM TRUCK TIRES, INC.
                                   D-H RETAIL SPACE, INC.
                                   DREXEL HERITAGE ADVERTISING, INC.
                                   DREXEL HERITAGE FURNISHINGS, INC.
                                   DREXEL HERITAGE HOME INSPIRATIONS, INC.
                                   HENREDON FURNITURE INDUSTRIES, INC.
                                   HENREDON TRANSPORTATION COMPANY
                                   INTERIOR FABRIC DESIGN, INC.
                                   INTRO EUROPE, INC.
                                   LA BARGE, INC.
                                   LEXINGTON FURNITURE INDUSTRIES, INC.
                                   LIFESTYLE HOLDINGS LTD.
                                   MAITLAND-SMITH, INC.
                                   MABRO LAMP COMPANY
                                   RAMM, SON & CROCKER, INC.
                                   ROBERT ALLEN FABRICS, INC.
                                   ROBERT ALLEN FABRICS OF N.Y., INC.
                                   SUNBURY TEXTILE MILLS, INC.
                                   UNIVERSAL FURNITURE INDUSTRIES, INC.
                                   UNIVERSAL FURNITURE LIMITED

                                              (Registrants)

Date: November 14, 1996             By: /s/ Ronald J. Hoffman
      ---------------------             ----------------------------------------
                                            Ronald J. Hoffman
                                            Vice President and Treasurer

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                                  EXHIBIT INDEX

Exhibit
-------

3.1* Certificate of Incorporation of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company")

3.2*    Certificate of Incorporation of Ametex Fabrics, Inc.

3.3*    Certificate of Incorporation of The Berkline Corporation

3.4*    Articles of Incorporation of Blue Mountain Trucking Corporation

3.5*    Articles of Incorporation of Custom Truck Tires, Inc.

3.6*    Certificate of Incorporation of D-H Retail Space, Inc.

3.7*    Certificate of Incorporation of Drexel Heritage Advertising, Inc.

3.8*    Certificate of Incorporation of Drexel Heritage Furnishings, Inc.

3.9*    Articles of Incorporation of Drexel Heritage Home Inspirations, Inc.

3.10*   Certificate of Incorporation of Henredon Furniture Industries, Inc.

3.11*   Articles of Incorporation of Henredon Transportation Company

3.12*   Certificate of Incorporation of Interior Fabric Design, Inc.

3.13*   Articles of Incorporation of Intro Europe, Inc.

3.14*   Articles of Incorporation of La Barge, Inc.

3.15*   Certificate of Incorporation of Lexington Furniture Industries, Inc.

3.16*   Certificate of Incorporation of Lifestyle Holdings Ltd.

3.17*   Articles of Incorporation of Maitland-Smith, Inc.

----------
* Incorporated by reference from the registrants' Registration Statement on Form S-4 (No. 333-11905)

Exhibit
-------

3.18*     Articles of Incorporation of Marbro Lamp Company

3.19*     Certificate of Incorporation of Ramm, Son & Crocker, Inc.

3.20*     Certificate of Incorporation of Robert Allen Fabrics, Inc.

3.21*     Certificate of Incorporation of Robert Allen Fabrics of N.Y., Inc.

3.22*     Certificate of Incorporation of Sunbury Textile Mills, Inc.

3.23*     Certificate of Incorporation of Universal Furniture Industries

3.24*     Certificate of Incorporation of Universal Furniture Limited

3.25*     By-Laws of the Company

3.26*     By-Laws of Ametex Fabrics, Inc.

3.27*     By-Laws of The Berkline Corporation

3.28*     By-Laws of Blue Mountain Trucking Corporation

3.29*     By-Laws of Custom Truck Tires, Inc.

3.30*     By-Laws of D-H Retail Space, Inc.

3.31*     By-Laws of Drexel Heritage Advertising, Inc.

3.32*     By-Laws of Drexel Heritage Furnishings Inc.

3.33*     By-Laws of Drexel Heritage Home Inspirations, Inc.

3.34*     By-Laws of Henredon Furniture Industries, Inc.

3.35*     By-Laws of Henredon Transportation Company

3.36*     By-Laws of Interior Fabric Design, Inc.

3.37*     By-Laws of Intro Europe, Inc.

3.38*     By-Laws of La Barge, Inc.

3.39*     By-Laws of Lexington Funiture Industries, Inc.

3.40*     By-Laws of Lifestyle holdings Ltd.

3.41*     By-Laws of Maitland-Smith, Inc.

3.42*     By-Laws of Marbro Lamp Company

3.43*     By-Laws of Ramm, Son & Crocker, Inc.

3.44*     By-Laws of Robert Allen Fabrics, Inc.

3.45*     By-Laws of Robert Allen Fabrics of N.Y., Inc.

3.46*     By-Laws of Sunbury Textile Mills, Inc.

3.47*     By-Laws of Universal Furniture Industries

3.48*     By-Laws of Universal Furniture Limited

4* Indenture between the Company, the Guarantors named therein and IBJ Schroder Bank & Trust Company, as Trustee, dated as of August 5, 1996.

----------
* Incorporated by reference from the registrants' Registration Statement on Form S-4 (No. 333-11905)

Exhibit
-------

10.1* Acquisition Agreement between FURNISHINGS INTERNATIONAL INC. and Masco Corporation dated as of March 29, 1996

10.2*   Amendment No. 1 to Acquisition Agreement dated as of June 21, 1996

10.3*   Amendment No. 2 to Acquisition Agreement dated as of August 5, 1996

10.4* Credit Agreement dated as of August 5, 1996 among FURNISHINGS INTERNATIONAL INC., the Company, the subsidiary borrowers named therein, the lenders named therein and The Chase Manhattan Bank, as Swingline Lender, Administrative Agent and Collateral Agent, Chase Manhattan Bank Delaware as Issuing Bank

10.5* Exchange and Registration Rights Agreement between the Company, the Guarantors named therein, Chase Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of August 5, 1996.

10.6* Pooling Agreement, dated as of August 5, 1996, among LFI Receivables Corporation, LFI Servicing Corporation and The Chase Manhattan Bank, as Trustee.

10.7* Series 1996-A Supplement, dated as of August 5, 1996, among LFI Receivables Corporation, LFI Servicing Corporation, Chemical Bank, as Agent and as Initial Purchaser, and The Chase Manhattan Bank, as Trustee.

10.8* Servicing Agreement, dated as of August 5, 1996, among LFI Receivables Corporation, LFI Servicing Corporation, as Master Servicer, each of the Servicers party thereto and The Chase Manhattan Bank, as Trustee.

10.9* Receivables Sale Agreement, dated as of August 5, 1996, among LFI Receivables Corporation, the Sellers named therein and the Servicers named therein.

10.10* Stockholders' Agreement, dated as of August 5, 1996, among Masco Corporation, FURNISHINGS INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison Companies, Inc., and the other stockholders named therein.

10.11* Registration Rights Agreement, dated as of August 5, 1996, among Masco Corporation, FURNISHINGS INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison Companies, Inc., and the other stockholders named therein.

10.12* Management Agreement, dated as of August 5, 1996, by and between FURNISHINGS INTERNATIONAL INC. and the Company.

10.13* Tax Sharing Agreement, dated as of the 5th day of August, 1996, by and between FURNISHINGS INTERNATIONAL INC., Simmons Upholstered Furniture Corporation, the Company and LFI Receivables Corporation.

10.14* Transition Services Agreement, dated as of August 5, 1996, among FURNISHINGS INTERNATIONAL INC. and Masco Corporation.

10.15* 12.0% Senior Pay-in-Kind Note of FURNISHINGS INTERNATIONAL INC. dated August 5, 1996.

10.16* Purchase Agreement dated July 31, 1996 between the Company, Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the Guarantors named therein.

27+     Financial Data Schedule

----------
* Incorporated by reference from the registrants' Registration Statement on Form S-4 (No. 333-11905)
+  Filed herewith