Form 10-K405
period 1996-12-31
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1997-03-31
CIK 1022108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1996          Commission File Number: 333-11905

                            ------------------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                       56-1977928

           (State of Incorporation)                  (I.R.S. Employer Identification No.)
    1300 National Highway, Thomasville, NC                          27360
   (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (910) 476-4777

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

    Number of shares outstanding of the registrant's Common Stock at March 1, 1997:

              100 shares of Common Stock, par value $.01 per share

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                                             PAGE NO.
-----------                                                                                                     -----------

                                                          PART I

        1.   Business.........................................................................................           3
        2.   Properties.......................................................................................          13
        3.   Legal Proceedings................................................................................          13
        4.   Submission of Matters to a Vote of Security Holders..............................................          14

                                                          PART II

        5.   Market for Registrant's Common Equity and Related Stockholder Matters............................          15
        6.   Selected Financial Data..........................................................................          16
        7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................................          17
        8.   Financial Statements.............................................................................          22
        9.   Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure.............................................................................          48

                                                         PART III

       10.   Directors and Executive Officers of the Registrant...............................................          49
       11.   Executive Compensation...........................................................................          49
       12.   Security Ownership of Certain Beneficial Owners and Management...................................          49
       13.   Certain Relationships and Related Transactions...................................................          49

                                                          PART IV

       14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K..................................          50
       15.   Signatures.......................................................................................          52

                                               FINANCIAL STATEMENT SCHEDULE

 LIFESTYLE FURNISHINGS INTERNATIONAL LTD. Financial Statement Schedule.......................................          F-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

    LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") is the largest manufacturer and marketer of home furnishing products. The Company markets a comprehensive selection of quality products under well-known brand names through an extensive worldwide distribution network. The Company offers products in price categories ranging from "promotional" to "premium," with a primary concentration in the "good," "better" and "best" categories. The Company's products enjoy an international reputation for quality, craftsmanship, style and value.

    FINE FURNITURE. The Company designs, manufactures and markets a full range of quality wood and upholstered furniture to furnish any room of a home in virtually any style, under such well-known brand names as Henredon-Registered Trademark-, Drexel Heritage-Registered Trademark-, Lexington-Registered Trademark-, Universal-Registered Trademark-,
Berkline-Registered Trademark- and BenchCraft-Registered Trademark-, and a wide range of furniture accessories under the Maitland-Smith-TM- and La Barge-Registered Trademark- brand names.

    DECORATIVE HOME FURNISHING FABRICS. The Company designs, markets and distributes over 25,000 decorative home furnishing fabrics, such as fabrics for upholstery and draperies, under such well-known brand names as Robert Allen-TM-, Sunbury-TM- and Beacon Hill-Registered Trademark-.

    The Company was incorporated under the laws of Delaware in May 1996 for the purpose of acquiring the Home Furnishings Group (the "Predecessor") of Masco Corporation ("Masco"). FURNISHINGS INTERNATIONAL INC., a Delaware corporation ("Holdings"), subscribed for 100 shares of the common stock, par value $.01 per share, of the Company and is the Company's sole stockholder. On August 5, 1996, Holdings acquired the Predecessor from Masco pursuant to an acquisition agreement (the "Acquisition Agreement") for a purchase price of approximately $1.1 billion and contributed substantially all of the businesses acquired to the Company as common equity. The purchase price was financed by: (1) senior bank facilities ($325.0 million); (2) $200.0 million principal amount 10 7/8 percent senior subordinated notes due 2006 (the "Notes"); (3) equity contribution ($421.0 million); and (4) proceeds from sale of accounts receivable ($155.0 million). Prior to the closing of such transactions on August 5, 1996, the Company conducted no business. References to the Company for periods prior to August 5, 1996 refer, unless the context otherwise requires, to the Predecessor.

PRODUCTS

    The Company is the largest manufacturer and marketer of home furnishing products. It believes it offers the most comprehensive product line in the home furnishings industry, including (i) bedroom, dining room, living room, family room and home office casegoods; (ii) stationary upholstered products such as sofas, love seats, sectionals and chairs; (iii) upholstered recliners, motion furniture and sleep sofas; (iv) occasional furniture such as home entertainment centers, lamps, chairs, tables, mirrors and other accent items and (v) decorative home furnishing fabrics.

    FINE FURNITURE

    The product category "Fine Furniture" includes wood and upholstered residential furniture (other than "ready-to-assemble" products), as well as occasional tables, decorative mirrors, lighting and other related furnishing accessories. The Company designs, manufactures and markets a full range of quality wood and upholstered furniture to furnish any room of a home in virtually any style, under such well-known brand names as Henredon-Registered Trademark-, Drexel Heritage-Registered Trademark-, Lexington-Registered Trademark-, Universal-Registered Trademark-, Berkline-Registered Trademark- and BenchCraft-Registered Trademark-, and a wide range of furniture accessories under the Maitland-Smith-TM- and La Barge-Registered Trademark- brand names. The Company offers these products across all major price categories, from "promotional" to "premium," and in every major style category, including American Traditional, Country, Eighteenth Century, European Country, European Traditional, Casual, Contemporary, Home Office, Youth and Oriental. By offering such a broad product line, the Company can supply up to 75% of the product demands of most furniture retailers, and more easily satisfy retailers who increasingly prefer to buy from a smaller number of larger suppliers.

    The following table illustrates the product and price category coverage of the Company's fine furniture brands. The residential furniture industry generally classifies its products by several price categories ranging from "promotional" to "premium." Products in successively higher price categories are made using more expensive raw materials, have higher quality finishes, and often involve higher labor costs.

      PRICE
    CATEGORY                                    PRODUCT CATEGORY
                                         STATIONARY           MOTION/
                       CASEGOODS         UPHOLSTERY          RECLINER          OCCASIONAL
PREMIUM            Henredon-RTM-      Beacon Hill-RTM-                      Henredon-RTM-
                   Maitland-Smith-    Henredon-RTM-                         La Barge-RTM-
                   TM-                                                      Maitland-Smith-
                                                                            TM-
BEST               Drexel Heritage-   Beacon Hill-RTM-   Drexel Heritage-   Drexel Heritage-
                   RTM-               Drexel Heritage-   RTM-               RTM-
                   Henredon-RTM-      RTM-                                  Henredon-RTM-
                   Maitland-Smith-    Henredon-RTM-                         La Barge-RTM-
                   TM-                                                      Maitland-Smith-
                                                                            TM-
BETTER             Drexel Heritage-   BenchCraft-RTM-    BenchCraft-RTM-    Drexel Heritage-
                   RTM-               Drexel Heritage-   Berkline-RTM-      RTM-
                   Lexington-RTM-     RTM-               Drexel Heritage-   Lexington-RTM-
                   Universal-RTM-     Lexington-RTM-     RTM-
                                      Universal-RTM-
GOOD               Lexington-RTM-     BenchCraft-RTM-    BenchCraft-RTM-    Universal-RTM-
                   Universal-RTM-     Universal-RTM-     Berkline-RTM-
PROMOTIONAL        Universal-RTM-     BenchCraft-RTM-    BenchCraft-RTM-    Universal-RTM-
                                                         Berkline-RTM-

    Shaded area indicates product category does not exist.

HENREDON-REGISTERED TRADEMARK-

    Henredon designs and manufactures wood, upholstered and occasional furniture for the bedroom, dining room, living room, family room and home office. Its products are in the "best" and "premium" price categories and are aimed at the "replacement" market, where customers typically trade up in price and quality and demand superior design, materials and craftsmanship. Product design and development represent an important element of Henredon's success, and Henredon is considered to be one of the premier names in design for furniture in the high-end price categories. Henredon currently sells approximately 19 collections, and designs and develops approximately four new product collections each year. Henredon's products cover all major style categories within the high-end niche, including Eighteenth Century, European Traditional, Transitional, Contemporary, Sophisticated Country and Casual. Since 1993, Henredon has manufactured and marketed products for the Ralph Lauren Furniture Collection-TM- under a special licensing relationship with the Ralph Lauren organization. Henredon believes this line of high-end wood and upholstered furniture is an excellent complement to its other product lines.

DREXEL HERITAGE-REGISTERED TRADEMARK-

    Drexel Heritage designs and manufactures wood, upholstered, motion and occasional furniture for the bedroom, dining room, living room, family room and home office in the "better" and "best" price categories. It currently produces approximately 26 collections of wood and upholstered furniture. Approximately four to six new collections are offered each year. Drexel Heritage's product styles include American Traditional, Country, Eighteenth Century, European Traditional, Contemporary and Transitional. Drexel Heritage also produces furniture for sale to the hospitality and government markets. LEXINGTON-REGISTERED TRADEMARK-

    Lexington designs and manufactures wood, upholstered and occasional furniture for the bedroom, dining room, living room, family room and home office in the "good" and "better" price categories. Lexington currently produces over 40 collections of furniture and designs and develops four to six new collections each year. The Company believes that Lexington's merchandising and design teams, which have received several industry awards for product design and marketing in recent years, are among the industry's best. Product design and development represent an integral part of Lexington's success. Lexington pioneered "Lifestyle" and designer collections, and its collections currently include the popular The World of Bob Timberlake-TM-, The Palmer Home Collection-TM-, Lynn Hollyn at Home-TM-, Weekend Retreat-TM-, American Country West-TM-, Old Salem Collection-TM-, DeCristofaro-TM-, Vestiges-TM- and Pacific Overtures-TM-. These collections have become an important part of Lexington's offerings. Product styles include Traditional, Eighteenth Century, Country and Casual. UNIVERSAL-REGISTERED TRADEMARK-

    Universal's products include wood, upholstered and occasional furniture in the "promotional," "good" and "better" price categories. Universal products are manufactured in part in Asia, where the Company is the largest United States residential furniture manufacturer, with access to a highly-skilled (in such areas as intricate veneering and hand carving), low-cost work force, and to scarce raw materials such as Chinese oak, wicker, rattan and certain exotic woods. Universal currently sells approximately 20 collections of furniture, including styles such as Eighteenth Century, Traditional, Transitional, Oriental and Country, and introduces four to six new collections a year. Universal's Alexander Julian Home Colours-TM- and American Generations-TM- collections are among the industry's best sellers.
BERKLINE-REGISTERED TRADEMARK-

    Berkline designs and manufactures a wide range of recliners, motion furniture and sleep sofas, primarily in the "good" and "better" price categories. The Berkline-Registered Trademark- brand name is well known in the rapidly growing market for upholstered modular and motion furniture and free standing recliners. Berkline offers a wide range of styles, fabrics and leathers for these products, as well as popular innovative features such as hidden cup holders and built-in tables.
BENCHCRAFT-REGISTERED TRADEMARK-

    BenchCraft designs and manufactures a comprehensive line of upholstered furniture, including stationary, motion, leather, wicker and rattan. BenchCraft's products are in the "promotional," "good," and "better" price categories and are marketed as fashionable, affordable furniture for "casual living."

MAITLAND-SMITH-TM-

    Maitland-Smith designs and manufactures an innovative line of "best" and "premium" hand-crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials, including leather, fancy faced veneer, stone and hand-painted metal.

LA BARGE-REGISTERED TRADEMARK-

    La Barge-Registered Trademark- designs and sells decorative mirrors, metal and glass occasional tables, decorative lighting and related accessories under three brand names: La Barge-Registered Trademark-, Marbro-Registered Trademark- and Entree-TM-, in the "best" and "premium" price categories. La Barge-Registered Trademark- designs its products, and contracts their manufacture with established suppliers around the world who it believes can produce high quality, specialty products with decorative style.
BEACON HILL-REGISTERED TRADEMARK-

    The Company's Beacon Hill Showrooms sell primarily "best" and "premium" fine furniture products manufactured by the Company and third parties, including certain products under the Beacon Hill-Registered Trademark- brand name, exclusively to interior design professionals and their clients.

    DECORATIVE HOME FURNISHING FABRICS

    The Company designs, markets and distributes over 25,000 decorative home furnishing fabrics, such as fabrics for upholstery and draperies, under such well-known brand names as Robert Allen-TM-, Sunbury-TM- and Beacon Hill-Registered Trademark-. The Company offers decorative home furnishing fabrics (including trim and finished products) in each of the "good," "better," "best" and "premium" price categories. The following table illustrates the price category coverage of the Company's decorative home furnishing fabric brands:

PRICE CATEGORY                                 BRAND
Premium                                        Beacon Hill-Registered Trademark-
                                               Ramm, Son & Crocker-TM-

Best                                           Beacon Hill-Registered Trademark-
                                               Ramm, Son & Crocker-TM-
                                               Sunbury-TM-

Better                                         Ametex-TM-
                                               Robert Allen Total Home-TM-
                                               Sunbury-TM-

Good                                           Ametex-TM-
                                               American Town & Country-TM-

ROBERT ALLEN-TM-

    Robert Allen's products include over 22,000 different SKU's of upholstery fabrics, drapery fabrics, trim and finished products (bedspreads, comforters, pillows and similar products), sourced from a variety of independent fabric mills and manufacturers located around the world. Robert Allen offers products in all price categories. Its American Town & Country-TM- fabrics, which are in the "good" price category, are targeted at smaller upholstery and drapery shops. Its Robert Allen Total Home-TM- fabrics, which are in the "better" price category, are targeted at designer and specialty stores. Its Beacon Hill-Registered Trademark- fabrics, which are in the "best" and "premium" price categories, are targeted at upper-end interior designers.

AMETEX-TM-

    Ametex's products include a broad line of printed and woven fabrics in the "good" and "better" price categories. Ametex converts fabrics from both its own designs and those licensed from third parties, including designs based on the Vatican Museum collection. Ametex also produces, to order, finished fabric products such as bedding and draperies. Ametex U.K. produces a line of "better" printed and woven fabrics, which include many designs that are in the domestic Ametex line, as well as designs that are made specifically for the European market.

SUNBURY-TM-

    Sunbury designs and weaves a line of proprietary decorative jacquard upholstery fabrics for the furniture industry in the "better" and "best" price categories. Fabrics are woven in traditional, transitional, contemporary, sophisticated country and custom designs. Sunbury strives to produce fabrics that allow furniture manufacturers to differentiate their products from those of their competitors, rather than commodity fabric products. Most of Sunbury's woven designs are protected by exclusive copyright, and all of its products are woven to order.

RAMM, SON & CROCKER-TM-

    Ramm, Son & Crocker produces traditional furnishing fabrics in the "best" and "premium" price categories. Its product line consists primarily of decorative printed fabrics and, to a lesser extent, woven fabrics and wallpaper. It owns a unique archive of approximately 17,000 documented 18th and 19th Century designs, and also has exclusive United States distribution rights to such major brands as Liberty of London, Zoffany, Pepe Penalver, Haas and Blue Home.

DISTRIBUTION

    The Company distributes its fine furniture products through an extensive worldwide distribution network that includes (i) more than 25,000 independent retail locations, including national and regional chains, department stores, specialty stores and more than 570 galleries within retail stores; (ii) more than 90 independent dedicated stores exclusively selling Company products and
(iii) 14 Company operated Beacon Hill-Registered Trademark- decorator showrooms. The Company also sells its fine furniture domestically and internationally to the hospitality and government markets, and has recently begun offering product information through non-traditional channels such as the Internet. The Company distributes over 25,000 different decorative home furnishing fabrics through numerous distribution channels, including the Beacon Hill-Registered Trademark-showrooms, to an extensive customer base consisting of over 30,000 retailers, decorators and designers worldwide. The Company also sells decorative home furnishing fabrics to furniture manufacturers. The Company's extensive distribution network provides limited dependence on any one customer. In 1996, the Company's 20 largest customers represented only 18.5% of net sales, with no single customer representing more than 3.0%. The Company believes it has more active accounts than any other manufacturer in the furniture or home furnishings industry.

    FINE FURNITURE

    The Company believes that it is the most comprehensive and complete resource in the residential furniture industry, capable of supplying up to 75% of the product demands of most furniture retailers, whether local, regional or national in scope. This, in turn, enables the Company to secure additional display space from retailers, who increasingly are relying on a smaller number of larger suppliers. The Company sells its fine furniture products worldwide primarily through approximately 580 commissioned independent representatives. The Company offers substantial services to retailers to support their marketing efforts, including national advertising, merchandising and display programs. The Company also displays its fine furniture products at the semi-annual International Home Furnishings Market in High Point, North Carolina.

    The following table illustrates the distribution of the Company's fine furniture products by brand:

                                   DISTRIBUTION CHANNEL
------------------------------------------------------------------------------------------
     INDEPENDENT                                    DEDICATED              DESIGNER
      RETAILERS              GALLERIES               STORES                SHOWROOMS
---------------------  ---------------------  ---------------------  ---------------------
BenchCraft-Registered Trademark- Berkline-Registered Trademark- Drexel Beacon
Berkline-Registered Trademark- Drexel         Heritage-Registered Trademark- Hill-Registered Trademark-
Drexel                 Heritage-Registered Trademark-                Drexel
Heritage-Registered Trademark- Henredon-Registered Trademark-        Heritage-Registered Trademark-
Henredon-Registered Trademark- La                                    Henredon-Registered Trademark-
La                     Barge-Registered Trademark-                   La
Barge-Registered Trademark- Lexington-Registered Trademark-          Barge-Registered Trademark-
Lexington-Registered Trademark- Maitland-Smith-TM-                   Lexington-Registered Trademark-
Maitland-Smith-TM-                                                   Maitland-Smith-TM-
Universal-Registered Trademark-

    Furniture retailers remain the most significant distribution channel in the industry, and the Company is committed to maintaining these important relationships. The Company's diverse product offerings and national distribution enable it to effectively service national retailers such as Federated Department Stores, Heilig-Meyers, J.C. Penney, Levitz, Montgomery Ward and Sears, and large regional retailers such as Baers Furniture, Breunners, Homestead House, Kittles Furniture and Wayside Furniture, as well as independent single store retailers nationwide. As the furniture retailing industry consolidates, large retailers are commanding an increasing presence, and management believes that the Company is better positioned than its competitors to meet their needs.

    The Company has developed gallery programs for its Henredon-Registered Trademark-, Drexel Heritage-Registered Trademark-, Lexington-Registered Trademark-, Berkline-Registered Trademark-, Maitland-Smith-TM- and La Barge-Registered Trademark- product lines with more than 570 retailers. Galleries are dedicated space within a larger retail store that display products in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. The Company believes that stores with galleries result in higher sales per square foot than furniture stores without galleries.

    The Company also sells its products through dedicated stores that exclusively offer the Company's products. Drexel Heritage-Registered Trademark-products are sold through Drexel Heritage Showcase Stores and the newly formatted Home Inspirations Stores, a group of more than 90 independently owned and operated stores which sell Drexel Heritage-Registered Trademark- products exclusively in a gallery format. Each store employs a consistent, but not identical, lifestyle concept, with products displayed in complete rooms and eclectic settings, which include furnishings, wall decor, window treatments and accessories. The Company also operates seven dedicated retail stores for its Universal-Registered Trademark- products in Asia and owns and operates a Maitland-Smith-TM-retail store in Hong Kong.

    The Company operates the Beacon Hill-Registered Trademark- Showrooms, a national network of 14 showrooms for the sale of primarily "best" and "premium" price category products to interior design professionals and their clients. The showrooms are located in Atlanta, Boston, Chicago, Cleveland, Dallas, Dania (Florida), Houston, Los Angeles, New York, Philadelphia, San Francisco, Seattle, Troy (Michigan) and Washington, D.C. Approximately 50% of Beacon Hill's sales are of the Company's fine furniture products, primarily
Henredon-Registered Trademark-, Maitland-Smith-TM-, Drexel
Heritage-Registered Trademark- and Lexington-Registered Trademark-. In addition to Company products, Beacon Hill offers products manufactured by such well-known, high-end furniture manufacturers as Kindel Furniture and John Widdicomb Co. The Beacon Hill Showrooms feature Robert Allen's Beacon Hill-Registered Trademark- fabric line, which is produced exclusively for sale in the Company's showrooms.

    DECORATIVE HOME FURNISHING FABRICS

    The Company distributes its Robert Allen-TM- products through numerous distribution channels, including its own showroom and approximately 54 commissioned, independent representatives, to over 30,000 retailers, decorators and designers worldwide. The Company sells its Ametex-TM- products through approximately 26 commissioned independent representatives, primarily to furniture manufacturers, bedding and drapery manufacturers and contract purchasing agents. Sunbury-TM- products are sold to furniture manufacturers and distributors of decorative home furnishing fabrics in the United States and Canada by eight commissioned sales representatives. The Company's decorative home furnishing fabrics are also sold to decorators and designers through the Company's Beacon Hill-Registered Trademark- showrooms, which offer Robert Allen-TM- and Ramm, Son & Crocker-TM- fabrics on a commission basis.

MARKETING AND ADVERTISING

    In partnership with its selected retailers, the Company works to strengthen its brand equity with consumers and increase their purchases of Company products. These consumers are carefully profiled through marketing research and are then targeted through advertising programs on the national and local levels, comprehensive cataloging, education through focused marketing events and selected promotional programs.

    Retailers are also carefully selected to market the Company's products to a wide range of consumers. These retailers, in turn, are supported with innovative training for their sales people, design assistance for their retail displays of Company products, noted speakers and planning support for their focused marketing events, visually stimulating point of purchase materials, catalogs and sales materials, direct communications linkage to the manufacturers for timely stock and status information and promotional support.

    Architects, designers and decorators who specify and sell Company products are targeted through trade publications such as INTERIOR DESIGN, and receive exclusive sales support through Beacon Hill Showrooms. Value added services such as continuing education and special events with shelter publications draw new designers into the showrooms and build designer loyalty.

    Contract, government and hospitality specifiers and purchasers receive specialized services through the Company's contract division. A global sales and marketing network is well-supported from initial presentation through project completion, with extensive cataloging, on-line and customized products, and specialized delivery services.

    The Company builds brand equity and increases consumer awareness through editorial coverage and advertising in leading shelter magazines. Targeting specific consumer demographics, advertisements are placed in publications which include ARCHITECTURAL DIGEST, COUNTRY HOME, COUNTRY LIVING, HOUSE BEAUTIFUL, HOUSE & GARDEN, MARTHA STEWART LIVING, METROPOLITAN HOME, TRADITIONAL HOME and VICTORIA. The large combined volume of advertising from all product lines gives the Company leverage in purchasing advertising. Innovative products continue to draw the attention of editors for major shelter magazines. Their valuable editorial coverage favorably positions products with consumers at no cost to the Company.

    Responding to consumers' desire for home furnishings information, the Company has created interactive sites on the Internet which allow users to browse its product lines, learn more about the Company and be directed to local retailers.

MANUFACTURING

    The Company believes that it has a modern and efficient manufacturing base that will enable it to meet the manufacturing requirements of its business strategy over the next several years without the necessity of making significant additional capital expenditures to expand capacity.

    Management has adopted a continuous improvement philosophy with particular emphasis on improving customer and consumer satisfaction. Pursuant to this continuous improvement philosophy, the Company is committed to achieving significant improvements in productivity, quality and service levels to benefit its retailer partners and consumers.

    Currently, the Company manufactures its products worldwide through 89 manufacturing and distribution facilities, with more than 24 million square feet, including over 20 million square feet of production space. These facilities are strategically located to efficiently supply the Company's worldwide distribution network. The Company's facilities have benefited from investment in state-of-the-art equipment and other capital expenditures in excess of $270.0 million over the past five years. The Company is also beginning to realize the benefits from its continuous improvement programs directed at manufacturing methods and process improvements incorporating just-in-time logistics, cellular concepts, quality circles, reduced cycle times, laser cutting methodologies, computerization and related modern production methods.

    The Company utilizes certain specialized facilities dedicated to manufacturing a limited number of products, as well as sub-contracted manufacturing facilities. The Company also promotes inter-company sourcing of products and components. These steps have helped the Company balance its global manufacturing capacity and increase its operating efficiency.

    The Company's fine furniture lines are produced in domestic manufacturing and distribution facilities located in North Carolina, Tennessee, Michigan, Massachusetts, South Carolina, Mississippi, Georgia, Illinois, and California, and internationally in facilities located in Taiwan, Singapore, Malaysia, China, Indonesia, Hong Kong, Thailand, the United Kingdom, Canada, Sweden, Japan and Germany.

    With manufacturing and distribution facilities encompassing over five million square feet, the Company is the largest U.S. furniture manufacturer in Asia, and this provides it with access to a highly-skilled (in such areas as intricate veneering and hand carving), low-cost work force, and to scarce raw materials such as Chinese oak, exotic woods, wicker and rattan. Five of the Asian facilities with over 1.0 million square feet have been built or renovated in the last five years and all are equipped with up-to-date manufacturing technology. In addition, the Asian manufacturing facilities have developed a process to use readily available rubber tree wood, a fast-growing wood resource.

    Substantially all of the Company's Robert Allen-TM- and Ramm, Son & Crocker-TM- decorative home furnishing fabrics are manufactured for the Company by third parties.

RAW MATERIALS AND SUPPLIERS

    The principal raw materials used by the Company in the manufacture of its products include: lumber, finishing products (stains, sealants and lacquers), glue, steel, leather, cotton, wool, synthetic and vinyl fabrics, polyester batting and polyurethane foam. The various types of wood used in the Company's products are purchased both domestically and internationally. Management believes that its supply sources of those materials are adequate. The Company has experienced no significant problems in supplying its operations. Although the Company has ongoing relationships with certain suppliers of raw materials, the Company believes that there are a number of reliable vendors available contributing to its ability to obtain competitive pricing for raw materials. Raw material prices fluctuate over time depending on supply, demand and other factors. Increases in raw material prices may have a short-term impact on the Company's financial performance. Under the provisions of the Clean Air Act of 1970, as amended, (the "CAA"), in December 1995, the United States Environmental Protection Agency promulgated hazardous air emission standards applicable to the wood furniture industry, known as the NESHAPs. The furniture industry and its suppliers are attempting to develop water-based and other forms of compliant finishing material to replace commonly-used, organic-based finishes which are a major source of regulated emissions. The Company cannot at this time estimate how these new standards will affect the Company. See "--Environmental Regulations."

COMPETITION

    The furniture manufacturing industry is highly competitive and includes a large number of domestic and foreign manufacturers. The industry is highly fragmented, and no one company is dominant. Competition is generally based on product quality, brand name recognition, price and service. The Company's furniture products compete with products made by a number of furniture manufacturers, including Furniture Brands International, Inc., La-Z-Boy Chair Company, Klaussner Furniture Industries Inc., LADD Furniture, Inc. and Bassett Furniture Industries, Inc., as well as numerous smaller producers. In decorative home furnishing fabrics, competition is based upon design, price, style and quality, and competitors include Schumacher/Waverly, Richloom and Mastercraft.

EMPLOYEES

    As of December 31, 1996, the Company employed approximately 33,900 persons. Virtually all are non-union, although approximately 30%, most of whom are employed in Asia, are subject to certain government-mandated terms of employment. The Company believes it has good relations with its employees.

INTELLECTUAL PROPERTY

    The Company owns a number of trademarks, trade names, copyrights, licenses and patents. The Company believes that many of its trademarks and trade names are important to the Company because they are well recognized and associated with quality and value in the home furnishings industry. The Company aggressively protects its major trademarks, trade names and copyrights.

ENVIRONMENTAL REGULATIONS

    The Company is subject to a wide range of federal, state and local environmental laws and regulations relating to the protection of the environment, worker health and safety and the emission, discharge, storage, treatment and disposal of hazardous materials. These laws include the CAA, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund" or "CERCLA"). The Company believes that it is in material compliance with applicable federal, state, local and foreign environmental regulations. Compliance with these regulations has not in the past had any material effect on the Company's earnings, capital expenditures or competitive position; however, the effect of such compliance on the Company in the future cannot be determined. The Company does not anticipate making any material capital expenditures for environmental control facilities in the foreseeable future.

    Under the provisions of the CAA, in December 1995, the United States Environmental Protection Agency promulgated hazardous air emission standards for the wood furniture industry. These regulations, known as the NESHAPs, will require the Company to reduce emissions of certain hazardous air pollutants by November 1997. In order to comply with NESHAPs, the Company intends to reformulate certain furniture finishes or institute process changes. The furniture industry and its suppliers are attempting to develop water-based and other forms of compliant finishing materials to replace commonly used, organic-based finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards or other future regulations on the Company's operations and future capital expenditure requirements, or the cost of compliance. There can be no assurance that reformulation of finishes or process changes will not adversely affect the quality or durability of certain of the Company's products. Furthermore, if the Company cannot satisfy applicable regulatory requirements following reformulation or process changes, the Company likely will be required to install air pollution control technology at certain of its facilities. However, while there can be no assurance, the Company does not believe at this time that its future financial performance or the quality or the durability of its products is likely to be materially adversely impacted as a result of these regulations.

    As the result of historical operations, spills and releases of hazardous substances may have occurred at several of the Company's facilities. These releases may warrant further investigation, including soil and groundwater sampling. If hazardous substances are detected in the soil or groundwater, the Company would be required under CERCLA or its state analogues to incur expenses relating to the investigation and remediation of these releases. The Company does not believe that the costs associated with investigating or remediating these releases will have a material adverse effect on the Company's financial condition, operating expenses or earnings. Furthermore, pursuant to the Acquisition Agreement, Masco will indemnify the Company for certain liabilities in excess of specified amounts relating to the existence of hazardous substances at certain of the facilities.

    The Company has been named as a potentially responsible party at a total of seven non-owned contaminated sites, including Superfund sites. The Company presently believes that any potential liability relating to these sites will not have a material adverse effect on the Company's earnings, capital expenditures or competitive position. Actual resolution of these matters, however, could differ from management's estimates and assumptions.

OTHER GOVERNMENT REGULATIONS

    The Company's operations must meet extensive federal, state, and local regulatory standards in the areas of health and safety. Historically, these standards have not had any material adverse effect on the Company's sales or operations.

BACKLOG

    The combined backlog of the Company as of December 31, 1996 aggregated approximately $315 million, compared to approximately $314 million as of December 31, 1995.

ITEM 2. PROPERTIES

    The following list includes the Company's principal manufacturing facilities by location:

California                City of Industry and Whittier
Georgia                   Atlanta
Illinois                  Alsip
Massachusetts             Holyoke
Michigan                  Holland
Mississippi               Baldwin, Blue Mountain, New Albany and Ripley(2)
North Carolina            Black Mountain, Drexel, Goldsboro, Hickory(2), High Point(3),
                          Hildebran(2), Lexington(5), Linwood, Longview, Marion(2),
                          Mocksville, Morganton(5), Mt. Airy, Shelby, Spruce Pine(2) and
                          Whittier
Pennsylvania              Sunbury
South Carolina            Kingstree
Tennessee                 Lenoir City, Livingston, Morristown(6) and Rockwood
Canada                    Mississauga, Ontario; and Ville D'Anjou, Quebec
China (P.R.C.)            Fuzhou, Guang Dong, Guangzhou, Tianjin and Xian
Germany                   Tangermunde
Great Britain             Silsden and Warminster, England; and Aberdare, Wales
Indonesia                 Semarang
Malaysia                  Johor and Kedah(2)
Philippines               Cebu
Singapore                 Singapore(2)
Sweden                    Skene
Taiwan                    Kaohsiung, Ping Tung and Tao Yuan Hsian

    Note: The parentheticals denote multiple facilities in that location.

    As of December 31, 1996, the Company operated manufacturing and distribution facilities, showrooms, and retail and office space with a total area of approximately 26.4 million square feet. The Company owns approximately 20.0 million square feet and leases approximately 6.4 million square feet.

    The Company's corporate headquarters are located in Thomasville, North Carolina and are owned by the Company.

    The Company's buildings, machinery and equipment have been generally well-maintained, are in good operating condition, and are adequate for current production requirements.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, the Company is a party to various legal actions in the normal course of its business. The Company is not currently a party to any litigation which, if adversely determined, would have a material adverse effect on the liquidity or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Holdings, the sole shareholder of the Company, executed a consent on October 31, 1996, whereby Holdings elected Martin D. Walker as a Director of the Company.

                            ------------------------

    Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other similar terminology, or by discussions of strategy. The Company's actual results could differ materially from those anticipated by any such foward-looking statements as a result of certain factors, including matters discussed herein and factors affecting the home furnishings industry in general, fluctuations in the price and supply of raw materials, competition and the dependence of the Company on its managerial, manufacturing and sales and marketing personnel.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for the common stock of the Company.

    As of December 31, 1996, Holdings was the only holder of the common stock of the Company. Holdings is a privately owned company, the capital stock of which is held by members of management, Masco, 399 Ventures, Inc. and other private investors.

    There have been no cash dividends declared on the common stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                            (DOLLARS IN MILLIONS)(1)

                                                                            PREDECESSOR                         COMPANY
                                                       -----------------------------------------------------  -----------
                                                                                                    1/1/96      8/6/96
                                                                                                      TO          TO
                                                         1992       1993       1994       1995      8/5/96     12/31/96
                                                       ---------  ---------  ---------  ---------  ---------  -----------
STATEMENT OF OPERATIONS DATA:
Net sales............................................  $ 1,589.6  $ 1,763.5  $ 1,897.5  $ 1,992.6  $ 1,147.9   $   857.5
Cost of sales                                            1,192.2    1,326.8    1,434.0    1,501.0      870.7       638.2
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Gross profit.......................................      397.4      436.7      463.5      491.6      277.2       219.3
                                                       ---------  ---------  ---------  ---------  ---------  -----------
Selling, general, and administrative(2)..............      334.8      368.5      386.8      397.8      222.2       144.5
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Operating profit...................................       62.6       68.2       76.7       93.8       55.0        74.8
                                                       ---------  ---------  ---------  ---------  ---------  -----------
Interest expense(3)..................................       84.1       82.7       87.1       94.8       52.7        20.0
Other, net(4)........................................        2.6        3.2        7.3        8.3        3.5         6.7
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Income (loss) before income taxes..................      (24.1)     (17.7)     (17.7)      (9.3)      (1.2)       48.1
Income taxes.........................................        1.0        8.0        6.1        7.0        6.8        16.8
                                                       ---------  ---------  ---------  ---------  ---------  -----------
  Net income (loss)..................................  $   (25.1) $   (25.7) $   (23.8) $   (16.3) $    (8.0)  $    31.3
                                                       ---------  ---------  ---------  ---------  ---------  -----------
                                                       ---------  ---------  ---------  ---------  ---------  -----------
OTHER FINANCIAL DATA:
Gross profit margin..................................       25.0%      24.8%      24.4%      24.7%      24.2%       25.6%
EBITDA(5)............................................  $   120.5  $   132.6  $   139.5  $   160.1  $    91.8   $    87.7
EBITDA margin........................................        7.5%       7.5%       7.4%       8.0%       8.0%       10.2%
Depreciation & amortization..........................  $    60.5  $    66.8  $    66.4  $    67.9  $    39.3   $    15.4
Cash provided by (used for) operating activities.....      (56.2)     (42.9)      (0.7)      34.3       39.7       105.8
Cash (used for) investing activities.................      (51.1)     (77.9)     (53.1)     (57.5)     (16.4)     (705.5)
Cash provided by (used for) financing activities.....      106.3      129.9       53.1       15.8      (21.9)      622.1
BALANCE SHEET DATA:
Working capital(6)...................................  $   669.9  $   724.0  $   743.3  $   749.1     --       $   496.1
Total assets.........................................    1,743.7    1,853.5    1,970.5    1,903.9     --         1,190.7
Total debt...........................................      124.5       61.9       45.2       27.2     --           444.6
Total liabilities....................................      343.0      295.9      274.4      282.9     --           737.4
Masco net investment & advances(7)...................    1,391.7    1,557.6    1,633.1    1,621.0     --          --
Stockholder's equity.................................     --         --         --         --         --           453.4

------------------------

(1) Results include The Berkline Corporation, which was acquired in April 1994 in a pooling-of-interests transaction. The financial information of the Predecessor includes certain businesses of Holdings.

(2) Included in selling, general and administrative expenses of the Predecessor are general corporate expenses which represent certain corporate staff support and administrative services provided by Masco. These expenses, which were charged to the Predecessor by Masco, consisted of $9.8, $10.5, $12.7 and $16.0 in 1992 through 1995, respectively, and $9.4 for the period January 1, 1996 to August 5, 1996.

(3) Interest expense of the Predecessor consists primarily of interest on advances from Masco.

(4) Other, net, includes receivables securitization costs of $4.4 and amortization of deferred charges of $1.7 for the period August 6, 1996 to December 31, 1996.

(5) EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization expense (including amortization of sample book expenditures) and certain other non-cash charges. Such other non-cash charges were $0, $0.7, $3.8, $6.7 for 1992 through 1995, respectively, and were $1.0 for the period January 1, 1996 to August 5, 1996 and $(0.2) for the period August 6, 1996 to December 31, 1996. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates EBITDA in exactly the same fashion. As a result, EBITDA as presented above may not necessarily be comparable to similarly titled measures of other companies.

(6) Working capital is defined as total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current maturities of long-term debt).

(7) Advances from Masco were $943.4, $1,091.0, $1,192.0, and $1,195.0 at
    December 31, 1992 through 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is the largest manufacturer and marketer of home furnishing products. Approximately 86% of net sales are derived from residential furniture, which includes decorative accessories ("fine furniture"). Decorative home furnishing fabrics accounted for the remaining 14% of net sales.

    The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

THE ACQUISITION TRANSACTIONS

    The Company was formed in May 1996 for the purpose of acquiring the Predecessor. On August 5, 1996, Holdings acquired the Predecessor from Masco for approximately $1.1 billion and contributed substantially all of the businesses acquired to the Company. The purchase price of $1.1 billion was financed by: (i) senior bank facilities ($325.0 million); (ii) senior subordinated notes ($200.0 million); (iii) equity contribution ($421.0 million); and (iv) proceeds from sale of accounts receivable ($155.0 million).

    The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon estimated fair values as of the closing date of the acquisition. This allocation resulted in a reduction of non-current assets, principally property and equipment.

    As a result of the acquisition and new basis of accounting, the Company's financial statements for the periods subsequent to the acquisition are not comparable to the Predecessor's financial statements for the periods prior to the acquisition.

    The unusual tax rate for periods prior to August 6, 1996 is primarily the result of state and local taxes and taxes on foreign earnings calculated at rates in excess of U.S. federal statutory rates.

RESTRUCTURING INITIATIVES AND INVENTORY REDUCTION

    In connection with the acquisition, management has developed a restructuring plan. The plan was finalized in December 1996 upon approval by the Company's Board of Directors and implementation is expected to be completed in 1997. As permitted by Emerging Issues Task Force ("EITF") Issue 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," the total cost of the plan, which management estimates to be approximately $28.3 million, was included as part of the purchase price allocation. The Company does not expect any significant impact on its liquidity as a result of this plan.

    The restructuring plan provides for severance costs associated with the closure of various facilities, costs associated with the relocation of equipment and office facilities and other closure related expenses.

    Management has also initiated a plan to reduce inventory levels to generate cash flow and reduce carrying costs. At this time, management does not believe this inventory reduction program will have a material adverse effect on future results of operations or the financial condition of the Company.

RESULTS OF OPERATIONS

    For the purposes of the discussions that follow, the results of operations for the period August 6, 1996 through December 31, 1996 have been combined with the results of the Predecessor.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

    Net sales were $2,005.4 million for the year ended December 31, 1996, an increase of $12.8 million, or 0.6%, from $1,992.6 million for the year ended December 31, 1995. Net sales of fine furniture increased 0.7% to $1,733.3 million for the year ended December 31, 1996 from $1,721.2 million for the year ended December 31, 1995. Net sales of fine furniture grew primarily due to recent product introductions and modest increased industry demand. Net sales of decorative home furnishings fabrics increased 0.3% to $272.1 million for the year ended December 31, 1996 from $271.4 million for the year ended December 31, 1995, primarily due to strength in the woven segment of the market and improved business conditions.

    Gross profit was $496.5 million for the year ended December 31, 1996, an increase of $4.9 million, or 1.0%, from $491.6 million for the comparable period of 1995. This increase was primarily attributable to the impact of a modest increase in sales and the gross profit margin. Gross profit margin improved from August 6, 1996 to December 31, 1996 primarily due to the reduced depreciation expense which resulted from the reduction in carrying value of depreciable fixed assets due to the allocation of purchase price. This improvement was offset by decreases in the gross profit margin earlier in 1996, which were primarily the result of temporary plant closings due to bad weather and start-up costs related to substantial new product introductions.

    Selling, general and administrative expenses were $366.7 million for the year ended December 31, 1996, a decrease of $31.1 million, or 7.8%, from $397.8 million for the comparable period of 1995. As a percentage of net sales, selling, general and administrative expenses improved to 18.3% for the year ended December 31, 1996 from 20.0% for the year ended December 31, 1995. Selling expense was 11.0% of net sales as compared to 11.8% for 1995, and general and administrative expenses decreased to 7.3% of net sales from 8.2% in 1995. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives implemented in late 1995, combined with the net decrease in general and administrative expenses incurred since August 6, 1996 as a stand alone company when compared to the management fees previously charged to the Company by Masco.

    Operating profit increased to $129.8 million for the year ended December 31, 1996, an increase of $36.0 million, or 38.4%, from $93.8 million for the comparable period of 1995. As a percentage of net sales, operating profit increased to 6.5% for the year ended December 31, 1996 from 4.7% for the comparable period of 1995. This improvement was achieved primarily for the reasons discussed above.

    Interest expense was $72.6 million for the year ended December 31, 1996, a decrease of $22.2 million, or 23.4%, from the year ended December 31, 1995. This decrease was a result of lower average debt outstanding during the period from August 6, 1996 to December 31, 1996. Proceeds from debt issued in connection with the acquisition were used to repay, in part, the funds previously advanced by Masco. The decrease in interest expense as a result of the lower average debt outstanding was partially offset by higher average borrowing rates from August 6, 1996 to December 31, 1996.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

    Net sales were $1,992.6 million for the twelve months ended December 31, 1995, an increase of $95.1 million, or 5.0%, from $1,897.5 million for the year ended December 31, 1994. Net sales of fine furniture increased 6.8% to $1,721.2 million in 1995 from $1,611.5 million in 1994. This increase in net sales of fine furniture was primarily the result of the success of the "Lifestyles" collections such as The World of Bob Timberlake-TM-, increased sales of motion furniture products and increased sales of decorative accessories. Net sales of decorative home furnishing fabrics decreased 5.1% to $271.4 million in 1995 from $285.9 million in 1994. This decline was primarily the result of softness in the printed fabrics market and management's focus on reducing the number of lower margin product lines.

    Gross profit was $491.6 million for the year ended December 31, 1995, an increase of $28.1 million, or 6.1%, from $463.5 million for the year ended December 31, 1994, primarily due to an increase in net sales and gross profit margin. Gross profit margin increased to 24.7% in 1995 from 24.4% in the prior year. This increase was primarily due to continued rationalization of manufacturing facilities that resulted in greater capacity utilization, increased manufacturing efficiency due to cost reduction programs, continued rationalization of raw materials purchasing and personnel reductions. The Company also benefited from the elimination of certain low margin product lines.

    Selling, general and administrative expenses were $397.8 million for the year ended December 31, 1995, an increase of $11.0 million, or 2.8%, from $386.8 million for the year ended December 31, 1994. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 20.0% for the year ended December 31, 1995 from 20.4% for the year ended December 31, 1994. Selling expense was 11.8% of net sales as compared to 11.6% for 1994, and general and administrative expenses decreased to 8.2% of net sales from 8.8% for 1994. Included in selling, general and administrative expenses were general corporate expenses which represent certain corporate staff support and administrative services provided by Masco.

    Operating profit increased to $93.8 million for the year ended December 31, 1995, an increase of $17.1 million, or 22.3%, from $76.7 million for the year ended December 31, 1994. As a percentage of net sales, operating profit increased to 4.7% for the year ended December 31, 1995 from 4.0% for the same period in 1994. This improvement was achieved primarily for the reasons discussed above.

    Interest expense was $94.8 million for the year ended December 31, 1995, an increase of $7.7 million or 8.9% from the year ended December 31, 1994. This increase was a result of higher average interest rates during 1995.

PRO FORMA RESULTS OF OPERATIONS

                                                                         YEARS ENDED(A)
                                                                   --------------------------
                                                                     DEC. 31,      DEC. 31,
                                                                       1996          1995
                                                                   ------------  ------------
Net sales........................................................   $  2,005.4    $  1,975.1
Gross profit.....................................................        502.0         496.5
Operating profit.................................................        147.9         125.2
Net income.......................................................         48.4          28.3

------------------------

(a) The Note to Financial Statements captioned "Pro Forma Supplementary Data" as set forth in Item 8 of this report should be read in conjunction with this information.

    On a pro forma basis for the year ended December 31, 1996 (after giving effect to the acquisition transactions as if they had occurred on January 1,
1995), the Company's operating income was $147.9 million, an increase of $22.7 million, or 18.1%, from pro forma operating income of $125.2 million for the comparable period of 1995. The Company's net income was $48.4 million, an increase of $20.1 million or 71% from pro forma net income of $28.3 million for the comparable period of 1995. This increase is primarily attributable to increased sales, reduced interest expense due to repayments of long term debt, and reductions, since August 5, 1996, in actual selling, general and administrative expenses resulting from reductions in corporate overhead expenses associated with the acquisition and the elimination of certain marketing and consulting arrangements during 1996. Had the reductions in corporate overhead expenses resulting from the acquisition been in effect for the entire year ended December 31, 1996, pro forma EBITDA would have increased by $4.3 million to $182.8 million. There is no assurance that the Company will actually realize such savings in any future periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the transactions, working capital needs and the funding of capital expenditures.

    Principal and interest payments under the Company's long-term debt arrangements represent significant liquidity requirements for the Company. At December 31, 1996, the maturities of long-term debt during each of the next five years were approximately as follows: 1997-$19.0 million; 1998-$18.6 million; 1999-$16.9 million; 2000-$17.9 million; 2001-$27.7 million; thereafter $344.6 million. During October 1996, the Company purchased an interest rate collar resulting in $250 million of the Company's long term debt being subject to an interest rate ceiling of 8.0% and floor of 5.45%.

    The Company made capital expenditures of $30.3 million for the year ended December 31, 1996. The Company believes that as a result of the availability of excess capacity in its manufacturing facilities, no significant additional capital expenditures will be required to expand capacity. The Company's ability to make capital expenditures is subject to certain restrictions under the Company's long-term debt arrangements.

    The Company's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under its revolving credit facility. Net cash from operating activities for the year ended December 31, 1996 was $139.5 million, an increase of $105.2 million from $34.3 million in the comparable period of 1995, primarily as a result of increases in earnings and decreases in working capital.

    As of December 31, 1996, the amount available under the Company's revolving credit facility was $150 million (less the face amount of existing letters of credit of $11.4 million) and no amounts were outstanding. Amounts available under the revolving credit facility may be used for working capital and general corporate purposes (including up to $50.0 million for letters of credit), subject to certain limitations under the Company's long-term debt arrangements. The Company believes that cash generated from operations, together with the amounts available under the revolving credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

    In connection with the issuance of the Notes, the Company's domestic operating subsidiaries fully and unconditionally guarantee the Company's performance under the Notes on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Company's domestic operating subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances.

INTERNATIONAL OPERATIONS

    The Company conducts operations in several foreign countries including Canada, Taiwan, Singapore, the Philippines, China, Malaysia, Indonesia, Thailand and several European countries.

    The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most of the revenues and costs and expenses of the Company's operations in these countries are denominated in the local currencies. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency, although the dollar would be used if any of these countries were deemed hyperinflationary in accordance with Statement of Financial Accounting Standards No. 52.

    Financial information concerning the Company's export sales and foreign operations, including the net sales, operating profit and assets which are attributable to the Company's operations in the United States and in foreign countries, are set forth in Item 8 of this Report in the Notes to Financial Statements captioned "Geographic Information."

INFLATION

    The Company does not believe that inflation has had a material impact on its financial position or results of operations during the periods covered by the Financial Statements and the related notes thereto included herein.

SEASONALITY

    The Company does not believe that its results of operations fluctuate materially due to seasonality.

ITEM 8. FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
LIFESTYLE FURNISHINGS INTERNATIONAL LTD.:

We have audited the accompanying consolidated balance sheet of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations and cash flows for the period from August 6, 1996 to December 31, 1996. We have also audited the combined balance sheet of the Masco Home Furnishings Group (certain subsidiaries of Masco Corporation, as described in Note 2, and the Company's predecessor) as of December 31, 1995, and the related combined statements of operations and cash flows for the period from January 1, 1996 to August 5, 1996 and the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The combined financial statements for the periods ended prior to August 6, 1996 do not reflect the new basis of accounting established by the acquisition of the Masco Home Furnishings Group as described in Note 1, and are presented on the historical cost basis existing prior to the acquisition period.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the period from August 6, 1996 to December 31, 1996, and the combined financial position of the Masco Home Furnishings Group as of December 31, 1995, and the combined results of their operations and their cash flows for the period from January 1, 1996 to August 5, 1996 and the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.
Greensboro, North Carolina
February 18, 1997

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                       CONSOLIDATED    COMBINED
                                                                                         COMPANY     PREDECESSOR
                                                                                       ------------  ------------
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  ------------
                                                     ASSETS
Current assets:
  Cash and cash investments..........................................................   $   22,400    $   17,310
  Trade receivables..................................................................       81,810       298,970
  Investment in Receivables Trust....................................................       51,120        --
  Other receivables..................................................................       46,280        26,450
  Inventories........................................................................      526,300       559,940
  Prepaid expenses...................................................................       22,690        26,370
  Deferred income taxes..............................................................       14,080        17,000
                                                                                       ------------  ------------
      Total current assets...........................................................      764,680       946,040

Property and equipment, net..........................................................      349,330       484,100
Excess of cost over acquired net assets..............................................       --           402,280
Notes receivable.....................................................................        7,620        31,010
Other assets.........................................................................       69,100        40,480
                                                                                       ------------  ------------
      Total assets...................................................................   $1,190,730    $1,903,910
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Long-term debt, current............................................................   $   18,970    $   25,500
  Accounts payable...................................................................       93,030        92,350
  Accrued liabilities................................................................      153,130        87,300
                                                                                       ------------  ------------
      Total current liabilities......................................................      265,130       205,150

Long-term debt.......................................................................      425,650         2,150
Other long-term liabilities..........................................................       46,590        75,570
                                                                                       ------------  ------------
      Total liabilities..............................................................      737,370       282,870
                                                                                       ------------  ------------
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and
  outstanding........................................................................       --            --
Additional paid-in capital...........................................................      421,050        --
Retained earnings....................................................................       31,270        --
Foreign currency translation.........................................................        1,040        --
Masco Net Investment and Advances....................................................       --         1,621,040
                                                                                       ------------  ------------
      Total shareholder's equity.....................................................      453,360     1,621,040
                                                                                       ------------  ------------
      Total liabilities and shareholder's equity.....................................   $1,190,730    $1,903,910
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                      CONSOLIDATED
                                                         COMPANY                   COMBINED PREDECESSOR
                                                     ---------------  -----------------------------------------------
                                                       PERIOD FROM     PERIOD FROM     PERIOD FROM      PERIOD FROM
                                                      AUG. 6, 1996    JAN. 1, 1996    JAN. 1, 1995     JAN. 1, 1994
                                                           TO              TO              TO               TO
                                                      DEC. 31, 1996   AUG. 5, 1996    DEC. 31, 1995    DEC. 31, 1994
                                                     ---------------  -------------  ---------------  ---------------
Net sales..........................................    $   857,490     $ 1,147,890    $   1,992,610    $   1,897,480
Cost of sales......................................        638,140         870,650        1,500,990        1,434,030
                                                     ---------------  -------------  ---------------  ---------------
    Gross profit...................................        219,350         277,240          491,620          463,450
Selling, general and administrative expenses.......        144,580         222,230          397,790          386,800
                                                     ---------------  -------------  ---------------  ---------------
    Operating profit...............................         74,770          55,010           93,830           76,650
                                                     ---------------  -------------  ---------------  ---------------
Other expense, net:
    Interest expense...............................         19,930             970            2,360            2,250
    Interest expense, Masco........................        --               51,720           92,470           84,840
    Other, net.....................................          6,730           3,480            8,260            7,280
                                                     ---------------  -------------  ---------------  ---------------
                                                            26,660          56,170          103,090           94,370
                                                     ---------------  -------------  ---------------  ---------------
    Income (loss) before income taxes..............         48,110          (1,160)          (9,260)         (17,720)
Income taxes.......................................         16,840           6,830            6,980            6,050
                                                     ---------------  -------------  ---------------  ---------------
    Net income (loss)..............................    $    31,270     $    (7,990)   $     (16,240)   $     (23,770)
                                                     ---------------  -------------  ---------------  ---------------
                                                     ---------------  -------------  ---------------  ---------------

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                           CONSOLIDATED
                                                              COMPANY                COMBINED PREDECESSOR
                                                           -------------  -------------------------------------------
                                                            PERIOD FROM    PERIOD FROM    PERIOD FROM    PERIOD FROM
                                                           AUG. 6, 1996   JAN. 1, 1996   JAN. 1, 1995   JAN. 1, 1994
                                                                TO             TO             TO             TO
                                                           DEC. 31, 1996  AUG. 5, 1996   DEC. 31, 1995  DEC. 31, 1994
                                                           -------------  -------------  -------------  -------------
OPERATING ACTIVITIES:
    Net income (loss)....................................    $  31,270      $  (7,990)     $ (16,240)     $ (23,770)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
        Depreciation and amortization....................       15,430         39,260         67,920         66,380
        Bad debt provision, net..........................        1,580          2,250          6,620          5,720
        Deferred income taxes............................       (5,890)        (2,610)         4,560         (3,260)
    Changes in operating assets and liabilities:
        Receivables......................................       (3,710)        39,550        (19,120)       (10,240)
        Inventories......................................       34,460        (17,480)        10,390        (38,130)
        Prepaid expenses.................................      (13,000)        (6,720)       (14,740)       (20,110)
        Liabilities......................................       45,640         (6,610)        (5,070)        22,730
                                                           -------------  -------------  -------------  -------------
      Net cash provided by (used for) operating
        activities.......................................      105,780         39,650         34,320           (680)
                                                           -------------  -------------  -------------  -------------
INVESTING ACTIVITIES:
    Acquisition of businesses, net of cash acquired......     (645,430)        --             --             --
    Net investments in Receivables Trust.................      (51,120)        --             --             --
    Capital expenditures.................................      (13,820)       (16,520)       (61,030)       (68,790)
    Issuance of notes receivable.........................       --             --            (10,260)        (1,000)
    Collection of notes receivable, net..................        1,670          2,790          5,020          3,710
    Other, net...........................................        3,200         (2,640)         8,790         12,970
                                                           -------------  -------------  -------------  -------------
      Net cash used for investing activities.............     (705,500)       (16,370)       (57,480)       (53,110)
                                                           -------------  -------------  -------------  -------------
FINANCING ACTIVITIES:
    Proceeds from long-term debt.........................      525,000         87,760         16,200          5,360
    Net proceeds from sale of accounts receivable........      167,000         --             --             --
    Capital contribution.................................       76,400         --             --             --
    Deferred financing costs.............................      (37,590)        --             --             --
    Repayments of long-term debt.........................     (108,690)       (87,090)        (3,720)       (52,090)
    Increase (decrease) in Masco net investment and
      advances...........................................       --            (22,600)         3,280         99,830
                                                           -------------  -------------  -------------  -------------
      Net cash provided by (used for) financing
        activities.......................................      622,120        (21,930)        15,760         53,100
                                                           -------------  -------------  -------------  -------------
CASH AND CASH INVESTMENTS:
    Increase (decrease) for the period...................       22,400          1,350         (7,400)          (690)
    Balance, beginning of period.........................       --             17,310         24,710         25,400
                                                           -------------  -------------  -------------  -------------
    Balance, end of period...............................    $  22,400      $  18,660      $  17,310      $  24,710
                                                           -------------  -------------  -------------  -------------
                                                           -------------  -------------  -------------  -------------
Cash paid for:
    Interest.............................................    $   6,200      $  52,700      $  94,700      $  87,000
    Income taxes.........................................    $   7,000      $  10,000      $   2,000      $  10,000

Non-cash transactions:

    In addition to the acquisition consideration reflected above, FURNISHINGS INTERNATIONAL INC., the parent of LIFESTYLE FURNISHINGS INTERNATIONAL LTD., issued $285 million in notes and $60 million in equity securities to the seller.

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                         NOTES TO FINANCIAL STATEMENTS

1. THE ACQUISITION

    LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") was formed in May 1996 for the purpose of acquiring (the "acquisition") the Masco Home Furnishings Group (the "Group" or "Predecessor"). In the formation of the Company, 100 shares of common stock were issued to FURNISHINGS INTERNATIONAL INC. ("FII"), the Company's sole stockholder. On August 5, 1996, FII acquired the Predecessor from Masco Corporation ("Masco") for approximately $1.1 billion and contributed substantially all of the businesses acquired to the Company. The purchase price of $1.1 billion was financed by: (i) senior bank facilities ($325.0 million);
(ii) senior subordinated notes ($200.0 million); (iii) equity contribution ($421.0 million); and (iv) proceeds from sale of accounts receivable ($155.0 million). (See Note 7 Receivables Facility and Note 8 Long-Term Debt).

    The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon estimated fair values as of the closing of the acquisition. This allocation resulted in a reduction of non-current assets, principally property and equipment.

    As a result of the acquisition and new basis of accounting, the Company's financial statements for the periods subsequent to the acquisition are not comparable to the Predecessor's financial statements for the periods prior to the acquisition.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The Consolidated Financial Statements as of December 31, 1996 and for the period from August 6, 1996 to December 31, 1996 include the accounts of the Company and its subsidiary companies. Inter-company accounts and transactions are eliminated. In the Notes to the Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

    The financial information for the periods ended on or prior to August 5, 1996 refers to the Predecessor as it existed prior to the acquisition. The Group was not a legal entity and included certain Masco subsidiaries whose operations consisted of the manufacture and sale of home furnishings products including quality furniture, fabrics and other home furnishings principally in the United States. The financial position and results of operations of the Predecessor as presented herein, may not be the same as would have occurred had the Group been an entity independent of Masco.

    Included in selling, general and administrative expenses of the Predecessor are general corporate expenses which represent certain corporate staff support and administrative services previously provided by Masco. These expenses were charged to the Group by Masco based upon approximately 1 percent of sales of most domestic Group operations. Masco's management believes this method of allocation was reasonable. Because these services were never contracted with outsiders nor bids obtained, it is not practical to disclose estimates of what the cost would have been on a stand alone basis. In addition, the Group participated in certain programs provided by Masco including various insurance programs and incentive compensation plans; related costs of these programs that exceed amounts included in general corporate expenses were separately charged to the Group by Masco. Outstanding liabilities related to the above services and programs were included in Masco Net Investment and Advances in the accompanying balance sheet of the Predecessor.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED) and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

    RESTATEMENT. The financial statements of the Predecessor were restated for all periods presented to reflect the write-down of certain prepaid expenses. In addition, the 1994 financial statements were restated primarily to reflect the correction of the accounting for certain Asian joint ventures. As a result of these restatements, the net loss increased (decreased) by approximately $(0.2) million for the period January 1, 1996 to August 5, 1996 and $(l.7) million and $4.5 million for the years ended December 31, 1995 and 1994, respectively.

    CASH AND CASH INVESTMENTS. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash investments.

    RECEIVABLES. Accounts and notes receivable are presented net of aggregate allowances for doubtful accounts of $4.8 million at December 31, 1996 and $9.0 million at December 31, 1995.

    DEFERRED CHARGES. Deferred charges, which consist primarily of debt issuance costs associated with the acquisition, are amortized over the terms of the related debt using the effective interest method. At December 31, 1996, deferred charges totaled $38.3 million, net of accumulated amortization of $1.7 million, and were included in Other Assets in the accompanying balance sheet.

    PROPERTY AND EQUIPMENT. Property and equipment are stated at acquisition cost as determined under APB Opinion No. 16 "Business Combinations." Assets acquired subsequent to the acquisition, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

    DEPRECIATION AND AMORTIZATION. Depreciation is computed principally using the straight line method over the estimated useful lives of the assets. The Company generally uses estimated useful lives ranging from 15 to 40 years for buildings and land improvements, and 3 to 8 years for machinery and equipment. Depreciation was $7.6 million for the period August 6, 1996 to December 31, 1996, $21.5 million for the period January 1, 1996 to August 5, 1996, and $36.0 million and $34.1 million during 1995 and 1994, respectively.

    The Company produces fabric sample books which are used to market some of its products. The Company capitalizes the cost of these sample books and amortizes their cost over three years as a selling expense. The unamortized net cost of the sample books is included in other assets and prepaid expenses and at December 31, 1996 and 1995 aggregated $20.8 million and $24.4 million, respectively, and the related amounts charged to selling expense were $5.8 million for the period August 6, 1996 to December 31, 1996, $9.8 million for the period January 1, 1996 to August 5, 1996 and $17.1 million and $19.3 million during 1995 and 1994, respectively.

    JOINT VENTURES. The Company has investments in several fifty-fifty joint ventures in Asia which are accounted for on the equity method. At December 31, 1996 and 1995, the Company's investment in these joint ventures totaled $9.4 million and $24.1 million, respectively, and is included in other assets. In connection with certain of these investments, the Company has guaranteed a minimum return on investment to its joint venture partners if certain annual financial targets are not achieved. The Company records a liability for these guarantees when payment is both probable and estimable.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. The carrying values of notes receivable and senior bank facilities approximate fair value as the floating rates inherent in the related financial instruments reflect changes in overall market interest rates. The fair value of the senior subordinated notes was approximately $215 million as of December 31, 1996, based on quoted market values, compared to a carrying value of $200 million.

    The Company's interest rate collar, which results in $250 million of the Company's long-term debt being subject to an interest rate ceiling of 8.0% and floor of 5.45%, has a fair value of approximately $(0.8) million and a carrying value of zero. The Company may periodically use foreign currency forward and option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The balance of these contracts at December 31, 1996 is not material and the Company does not use derivative financial instruments for trading or speculative purposes.

    FOREIGN CURRENCY TRANSLATION. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the balance sheet date exchange rate and statement of operations accounts are translated at the average rate prevailing during the year. The following table reconciles the changes from period to period:

                                                   COMPANY                   PREDECESSOR
                                               ---------------  -------------------------------------
                                               AUG. 6, 1996 TO  JAN. 1, 1996 TO
                                                DEC. 31, 1996    AUG. 5, 1996      1995       1994
                                               ---------------  ---------------  ---------  ---------
Balance, beginning of period.................     $  --            $   5,200     $   5,200  $   8,700
Translation adjustment.......................         1,040              780        --         (3,500)
Income tax effect............................        --               --            --         --
                                                     ------           ------     ---------  ---------
Balance, end of period.......................     $   1,040        $   5,980     $   5,200  $   5,200
                                                     ------           ------     ---------  ---------
                                                     ------           ------     ---------  ---------

    RECENTLY ISSUED ACCOUNTING STANDARDS. Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," will become effective in 1997. The Company does not believe its adoption will have a material impact on the Company's financial statements.

3. INVENTORIES

                                                                        COMPANY    PREDECESSOR
                                                                       ----------  -----------
                                                                          1996        1995
                                                                       ----------  -----------
Finished goods.......................................................  $  223,610   $ 262,930
Raw material.........................................................     216,250     206,820
Work in process......................................................      86,440      90,190
                                                                       ----------  -----------
                                                                       $  526,300   $ 559,940
                                                                       ----------  -----------
                                                                       ----------  -----------

    Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

4. PROPERTY AND EQUIPMENT

                                                                        COMPANY    PREDECESSOR
                                                                       ----------  -----------
                                                                          1996        1995
                                                                       ----------  -----------
Land and improvements................................................  $   37,330   $  26,970
Buildings............................................................     206,380     321,090
Machinery and equipment..............................................     113,250     398,320
                                                                       ----------  -----------
                                                                          356,960     746,380
Less accumulated depreciation                                               7,630     262,280
                                                                       ----------  -----------
                                                                       $  349,330   $ 484,100
                                                                       ----------  -----------
                                                                       ----------  -----------

    The Company leases various facilities and equipment under non-cancelable lease arrangements. Rent expense was $8.4 million for the period August 6, 1996 to December 31, 1996, $12.3 million for the period January 1, 1996 to August 5, 1996, and $21.5 and $19.2 million during 1995 and 1994, respectively.

    At December 31, 1996, future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are as follows: 1997-$17.5 million; 1998-$14.1 million; 1999-$12.2 million; 2000-$9.1 million; 2001-$8.7 million; and thereafter-$11.4 million.

5. NOTES RECEIVABLE

    The Company has notes receivable from certain of its customers. Generally, these notes require periodic payments of principal and interest and are collateralized by inventory and personal guarantees of the customers. These notes bear interest based predominately on the prevailing prime rate. Approximately $13.8 million of these notes are due from one customer at December 31, 1996. Although the Company does not currently foresee a material credit risk associated with this receivable, repayment is dependent upon the financial stability of this customer.

6. ACCRUED LIABILITIES

                                                                        COMPANY    PREDECESSOR
                                                                       ----------  -----------
                                                                          1996        1995
                                                                       ----------  -----------
Salaries, wages and commissions......................................  $   31,810   $  25,930
Employee retirement plans............................................       7,700      11,380
Interest.............................................................      13,720      --
Advertising and sales promotion......................................      10,380       9,310
Insurance............................................................       7,710       6,050
Warranty reserve.....................................................       2,500      --
Income taxes.........................................................      15,760       1,920
Property, payroll and other taxes....................................       4,010       3,780
Restructuring........................................................      27,950      --
Other................................................................      31,590      28,930
                                                                       ----------  -----------
                                                                       $  153,130   $  87,300
                                                                       ----------  -----------
                                                                       ----------  -----------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

6. ACCRUED LIABILITIES (CONTINUED)
    In connection with the acquisition, management has developed a restructuring plan. The plan was finalized in December 1996 upon approval by the Company's Board of Directors and implementation is expected to be completed in 1997. As permitted by Emerging Issues Task Force ("EITF") Issue 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," the total cost of the plan, which management estimates to be approximately $28.3 million, was included as part of the purchase price allocation. The Company does not expect any significant impact on its liquidity as a result of this plan.

    The restructuring plan provides for severance costs associated with the closure of various facilities, costs associated with the relocation of equipment and office facilities and other closure related expenses.

7. RECEIVABLES FACILITY

    In connection with the acquisition, the Company established a $175 million Receivables Facility and formed LFI Receivables Corporation (the "Receivables Subsidiary"), a special-purpose, bankruptcy remote subsidiary of the Company. The Receivables Subsidiary purchases, on a revolving basis, substantially all domestic trade receivables generated by the Company and FII at a 2.04% discount from face. The Receivables Subsidiary transfers and assigns all its rights in substantially all those receivables to the LFI Receivables Master Trust (the "Master Trust").

    A syndicate of banks and other financial institutions (the "Participants") may purchase investor certificates representing fractional undivided senior interests in the assets of the Master Trust ("Senior Investor Certificates"). The Receivables Subsidiary also retains an investment in the Master Trust equal to the face value of receivables transferred to the Master Trust but not sold to the Participants comprised of: i) a fractional, undivided senior interest in trade receivables; and ii) a fractional, undivided subordinated interest in trade receivables.

    As of December 31, 1996, the outstanding balance of trade receivables purchased by the Receivables Subsidiary and transferred to the Master Trust amounted to $218 million. Of this amount, $167 million had been sold to the Participants at face value through the issuance of Senior Investor Certificates. The Receivables Subsidiary's retained investment in the Master Trust totaled $51 million, of which $5.0 million represented senior interests and $46.2 million represented subordinated interests in the Master Trust. This investment is carried at cost, which equals the face value of the underlying trade receivables and approximates fair value.

    The Senior Investor Certificates bear interest at LIBOR plus 1% and there is a commitment fee of .5% per annum on the unused commitment under the facility. The cost of this facility amounted to $4.4 million for the period August 6, 1996 to December 31, 1996, and is included in "Other, net" in the accompanying Statement of Operations.

    This arrangement places certain restrictions on the Company and the Receivables Subsidiary, including placing liens on the Company's trade receivables. At December 31, 1996, the Company was in compliance with these covenants.

    During February 1997, the Receivables Facility was replaced by a similar facility under which the Master Trust may issue asset-backed certificates of up to $200 million.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

8. LONG-TERM DEBT

    As of December 31, the outstanding balances of long-term debt were as follows:

                                                                        COMPANY    PREDECESSOR
                                                                          1996        1995
                                                                       ----------  -----------
Revolving credit facility............................................  $   --       $  --
Tranche A term loan..................................................     100,420      --
Tranche B term loan..................................................     140,580      --
Senior subordinated notes............................................     200,000      --
Other borrowings.....................................................       3,620      27,650
                                                                       ----------  -----------
                                                                          444,620      27,650
Less current portion.................................................      18,970      25,500
                                                                       ----------  -----------
                                                                       $  425,650   $   2,150
                                                                       ----------  -----------
                                                                       ----------  -----------

    The Company may periodically guarantee loans, leases or other credit facilities for its customers and joint venture partners. At December 31, 1996, the outstanding balance of these guarantees approximated $5.2 million. In addition, the Company has guaranteed to certain joint venture partners a minimum return on investment. Future guarantees under these arrangements aggregated approximately $4.8 million at December 31, 1996.

    At December 31, 1996, the maturities of long-term debt during each of the next five years were approximately as follows: 1997-$19.0 million; 1998-$18.6 million; 1999-$16.9 million; 2000-$17.9 million; 2001-$27.7 million; and
thereafter $344.6 million.

    In connection with the acquisition, the Company entered into loans under senior bank facilities and issued senior subordinated notes, the net proceeds of which were used to repay certain existing inter-company indebtedness of the Predecessor to Masco.

    SENIOR BANK FACILITIES. The Company entered into a credit agreement providing for term loans of $300 million and a revolving credit facility of $150 million. The term loans consist of: (i) $125 million Tranche A bearing interest at LIBOR plus 2.5% payable in quarterly installments through 2002; and (ii) $175 million Tranche B bearing interest at LIBOR plus 3.0% payable in quarterly installments through 2004. The revolving credit facility is a 6 year facility and bears interest at LIBOR plus 2.5%. The revolving credit facility requires a commitment fee of .5% per annum on the unused portion of the facility. The Company, at its option, may prepay the term loans or permanently reduce the revolving credit facility.

    At closing of the acquisition, borrowings under the senior bank facilities totaled $300 million in term loans and $25 million under the revolving credit facility. During the period ended December 31, 1996, all borrowings under the revolving credit facility were repaid, and the term loans were prepaid in the amount of $59 million.

    The obligations under the senior bank facilities are unconditionally guaranteed, jointly and severally, by FII and substantially all domestic subsidiaries of the Company, and are collateralized by substantially all the assets of the Company and the guarantors. The senior bank facilities contain significant restrictive covenants including minimum interest coverage ratios, maximum leverage ratios, annual capital expenditure limitations and net worth requirements. At December 31, 1996, the Company was in compliance with these covenants.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

8. LONG-TERM DEBT (CONTINUED)
    SENIOR SUBORDINATED NOTES. In connection with the acquisition, the Company issued, in a private placement, $200 million unsecured senior subordinated notes maturing August 1, 2006 ("Notes"). Interest on the Notes is payable semiannually at 10 7/8% per annum commencing on February 1, 1997. On November 8, 1996, the Company's registration statement on Form S-4 (No. 333-11905) became effective under the Securities Act of 1933, providing for the exchange of the Notes for new Notes. All old Notes were exchanged for new Notes on December 13, 1996. The new Notes are identical in all material respects to the Notes issued through the private placement except that they are registered under the Securities Act, thus allowing, subject to certain limitations, transfer pursuant to the Securities Act.

    The Notes may be redeemed by the Company subsequent to August 1, 2001 at premiums which begin at 5.438% and decline each year to face for redemptions taking place after August 1, 2004. In addition, at any time prior to August 1, 1999, the Company may redeem up to 33 1/3% of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings at a redemption price of 110.875%. Also, upon a qualifying change of control, the Notes may be redeemed at the option of the Company at the Applicable Premium (as defined), or in certain instances at the option of the Note holders at a premium of 1%. The Notes contain certain restrictive covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions, and asset dispositions of certain subsidiaries. At December 31, 1996, the Company was in compliance with these covenants.

    In connection with the Note offering, the Company's domestic operating subsidiaries (the "Guarantor Subsidiaries") fully and unconditionally guarantee the Company's performance under the Notes on a joint and several basis (see Note 16 Guarantor Financial Statements).

9. EMPLOYEE RETIREMENT PLANS

    The Company sponsors qualified defined benefit and defined contribution retirement plans for most of its employees. The Company also maintains a non-qualified, defined benefit retirement plan for certain key executives. The Company's funding policy with respect to the qualified defined benefit plans is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. The non-qualified plan is unfunded. The Company's defined contribution plans, available to most domestic employees, contain a savings provision that permits pre-tax employee contributions and, at certain locations, a limited employer match. Aggregate charges to income under these plans were $4.4 million for the period August 6, 1996 to December 31, 1996, $4.0 million for the period January 1, 1996 to August 5, 1996, and $7.1 million and $5.8 million during 1995 and 1994, respectively.

    Net periodic pension cost for the Company's pension plans includes the following components:

                                                              COMPANY                   PREDECESSOR
                                                           -------------  ---------------------------------------
                                                                            JAN. 1,
                                                                             1996      JAN. 1, 1995  JAN. 1, 1994
                                                           AUG., 6 1996       TO            TO            TO
                                                                TO          AUG. 5,      DEC. 31,      DEC. 31,
                                                           DEC. 31, 1996     1996          1995          1994
                                                           -------------  -----------  ------------  ------------
Service cost-benefits earned during the year.............    $   2,630     $   4,480    $    6,080    $    6,980
Interest cost on projected benefit obligation............        5,430         7,550        12,010        11,280
Actual return on assets..................................       (1,690)       (8,410)      (16,540)        5,870
Net amortization and deferral............................       (3,750)          970         3,540       (22,550)
                                                                ------    -----------  ------------  ------------
Net periodic pension cost................................    $   2,620     $   4,590    $    5,090    $    1,580
                                                                ------    -----------  ------------  ------------
                                                                ------    -----------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

9. EMPLOYEE RETIREMENT PLANS (CONTINUED)
    Major assumptions used in accounting for the Company's pension plans are as follows:

                                                                                   COMPANY          PREDECESSOR
                                                                               ---------------  --------------------
                                                                                    1996          1995       1994
                                                                               ---------------  ---------  ---------
Discount rate for obligations................................................      7.50%-7.75%      7.25%       8.5%
Rate of increase in compensation levels......................................             5.0%       5.0%       5.0%
Expected long-term rate of return on plan assets.............................            10.0%      11.0%      12.0%

    The funded status of the Company's pension plans at December 31 is summarized as follows:

                                                                            COMPANY            PREDECESSOR
                                                                          ------------  --------------------------
                                                                              1996                 1995
                                                                          ------------  --------------------------

                                                                          ACCUMULATED      ASSETS     ACCUMULATED
                                                                            BENEFITS       EXCEED       BENEFITS
                                                                             EXCEED     ACCUMULATED      EXCEED
                                                                             ASSETS       BENEFITS       ASSETS
                                                                          ------------  ------------  ------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.............................................   $  150,770    $   19,560    $  126,660
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Accumulated benefit obligation..........................................   $  153,360    $   20,090    $  130,040
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Projected benefit obligation............................................   $  184,940    $   20,870    $  159,810
Assets at fair value....................................................      134,820        20,640       114,350
                                                                          ------------  ------------  ------------
Projected benefit obligation in excess of plan assets...................      (50,120)         (230)      (45,460)
Reconciling items:
  Unrecognized net loss (gain)..........................................       22,340         3,970        33,980
  Unrecognized prior service cost.......................................          360           330        13,870
  Unrecognized net (asset) obligation at transition.....................       (1,310)       (1,540)       (7,830)
  Requirement to recognize minimum liability............................       (4,720)       --           (10,250)
                                                                          ------------  ------------  ------------
(Accrued)/prepaid pension cost..........................................   $  (33,450)   $    2,530    $  (15,690)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

10. SHAREHOLDER'S EQUITY

                                                                                          FOREIGN
                                                                 ADDITIONAL              CURRENCY        TOTAL
                                                       COMMON     PAID-IN    RETAINED   TRANSLATION  SHAREHOLDER'S
                                                        STOCK     CAPITAL    EARNINGS   ADJUSTMENT      EQUITY
                                                      ---------  ----------  ---------  -----------  -------------
Balance at August 5, 1996...........................  $  --      $   --      $  --       $  --        $   --
Contribution of businesses from FII.................     --         421,050     --          --            421,050
Net income..........................................     --          --         31,270      --             31,270
Foreign exchange....................................     --          --         --           1,040          1,040
                                                      ---------  ----------  ---------  -----------  -------------
Balance at December 31, 1996........................  $  --      $  421,050  $  31,270   $   1,040    $   453,360
                                                      ---------  ----------  ---------  -----------  -------------
                                                      ---------  ----------  ---------  -----------  -------------

11. MASCO CORPORATION NET INVESTMENT AND ADVANCES TO PREDECESSOR

                                                                          PREDECESSOR
                                                                   --------------------------
                                                                     DEC. 31,      DEC. 31,
                                                                       1995          1994
                                                                   ------------  ------------
Balance, beginning of period.....................................   $1,633,110    $1,557,600
Net income (loss)................................................      (16,240)      (23,770)
Additional net investment and advances...........................        4,170        99,280
                                                                   ------------  ------------
Balance, end of period...........................................   $1,621,040    $1,633,110
                                                                   ------------  ------------
                                                                   ------------  ------------

    Investment and advances of the Predecessor reflect the accumulation of transactions between the Group and Masco. These transactions include operating results, management fees, advances and other intercompany transactions.

    Interest on funds advanced by Masco was charged to the Group based on interest rates which approximated the bank prime rate, adjusted monthly. Such interest rates approximated 8.8% and 7.1% percent in 1995 and 1994, respectively. The outstanding balance of funds advanced by Masco, including accrued interest, at December 31, 1995 and 1994 approximated $1,195.0 million and $1,192.0 million, respectively.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

12. INCOME TAXES

                                                                 COMPANY                  PREDECESSOR
                                                              --------------  ------------------------------------
                                                               AUG. 6, 1996   JAN. 1, 1996       DECEMBER 31,
                                                                    TO             TO        ---------------------
                                                              DEC. 31, 1996   AUG. 5, 1996     1995        1994
                                                              --------------  -------------  ---------  ----------
Income (loss) before income taxes:
    Domestic................................................    $   48,640      $    (350)   $  (9,410) $  (35,020)
    Foreign.................................................          (530)          (810)         150      17,300
                                                                   -------    -------------  ---------  ----------
                                                                $   48,110      $  (1,160)   $  (9,260) $  (17,720)
                                                                   -------    -------------  ---------  ----------
                                                                   -------    -------------  ---------  ----------
Provision (credit) for income taxes:
    Currently payable:
      Federal--U.S. income (losses).........................    $   16,240      $   3,680    $  (4,820) $   (7,060)
            --Certain foreign earnings......................         1,640          2,510        3,030      10,640
      State and local.......................................         3,840          1,950        3,200       5,050
      Foreign...............................................         1,010          1,300        1,010         680
    Deferred:
      Federal...............................................        (5,890)        (2,600)       4,560      (3,290)
      Foreign...............................................        --                (10)      --              30
                                                                   -------    -------------  ---------  ----------
                                                                $   16,840      $   6,830    $   6,980  $    6,050
                                                                   -------    -------------  ---------  ----------
                                                                   -------    -------------  ---------  ----------

                                                                                         COMPANY     PREDECESSOR
                                                                                       ------------  ------------
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  ------------
Deferred tax assets:
    Inventories......................................................................   $    7,830    $    6,670
    Accrued liabilities..............................................................       37,260        10,710
    Alternative minimum tax..........................................................       --               860
                                                                                       ------------  ------------
Gross deferred tax assets:...........................................................       45,090        18,240
                                                                                       ------------  ------------
Deferred tax liabilities:
    Property and equipment...........................................................       23,560        69,220
    Other............................................................................        1,280         1,280
                                                                                       ------------  ------------
      Gross deferred tax liabilities.................................................       24,840        70,500
                                                                                       ------------  ------------
Net deferred tax asset (liability) before valuation allowance:.......................       20,250       (52,260)
                                                                                       ------------  ------------
Valuation allowance..................................................................       (8,390)       --
                                                                                       ------------  ------------
Net deferred tax asset (liability):..................................................   $   11,860    $  (52,260)
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

12. INCOME TAXES (CONTINUED)
    The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income (loss) before income taxes:

                                                                  COMPANY                   PREDECESSOR
                                                               --------------  -------------------------------------
                                                                AUG. 6, 1996                        DECEMBER 31,
                                                                     TO        JAN. 1, 1996 TO  --------------------
                                                               DEC. 31, 1996    AUG. 5, 1996      1995       1994
                                                               --------------  ---------------  ---------  ---------
U.S. federal statutory rate..................................           35%             35%           35%        35%
Tax (credit) at U.S. federal statutory rate..................    $   16,840       $    (410)    $  (3,240) $  (6,200)
Higher taxes on foreign earnings.............................         2,870           4,080         4,050      5,330
Amortization in excess of tax................................           140           2,620         4,460      4,450
State and local taxes, net of federal tax benefit............         1,820           1,270         2,080      3,280
Reduction from tax sharing agreement.........................        (4,970)         --            --         --
Other........................................................           140            (730)         (370)      (810)
                                                                    -------          ------     ---------  ---------
    Income taxes.............................................    $   16,840       $   6,830     $   6,980  $   6,050
                                                                    -------          ------     ---------  ---------
                                                                    -------          ------     ---------  ---------

    The Company is included in the consolidated federal tax return of FII. Pursuant to the Company's tax sharing agreement with FII, the Company will be required to make tax sharing payments to FII with respect to the Company's pro rata share of consolidated federal and combined state and local income tax liabilities.

    Under Statement of Financial Accounting Standards No. 109, deferred income taxes are provided to recognize the effect of temporary differences between financial reporting and income tax reporting. Realization of deferred tax assets is dependent upon the ability to carryback reversing deductible temporary differences to offset actual taxable income in the carryback period or to offset taxable temporary differences as scheduled reversals are projected to occur. Management has established a partial valuation allowance relating to deferred tax assets which will reverse in periods in which realization is not assured.

    The Predecessor was included in the consolidated federal and state tax returns of Masco. Accordingly, substantially all income tax-related assets and liabilities were due to or from Masco. Income taxes and credits were computed on a separate return basis.

13. RELATED PARTY TRANSACTIONS

    As part of the Acquisition, FII and the Company entered into a Management Agreement pursuant to which FII provides to the Company executive management, corporate support, administrative, data processing, human resources, legal, environmental, audit, treasury, tax and other management-related services. The Company compensates FII in an amount equal to FII's actual cost of providing such services. Those costs approximated $6.6 million for the period August 6, 1996 to December 31, 1996, of which approximately $1.5 million was included in accrued liabilities at December 31, 1996.

    The Company sells furniture and accessories to certain distribution businesses owned by FII. For the period August 6, 1996 to December 31, 1996, the Company's sales to FII were $21.2 million. At December 31, 1996, the Company had accounts receivable totaling $13.6 million as a result of these sales transactions.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

14. ENVIRONMENTAL REGULATIONS

    In the ordinary course of business, the Company may become exposed to potential liabilities resulting from spills and releases of hazardous materials at its manufacturing facilities. The Company also has been named as a potentially responsible party at a total of seven non-owned contaminated sites, including Superfund sites. The Company does not believe that the costs related to these sites or those costs associated with investigating or remediating these releases will have a material adverse effect on the Company's financial condition, cash flows, operating expenses or earnings. Furthermore, Masco has agreed to indemnify the Company for certain liabilities in excess of specified amounts relating to the existence of hazardous substances at certain of the Company's manufacturing facilities. Actual resolution of these matters, however, could differ from management's estimates and assumptions.

15. GEOGRAPHIC INFORMATION

    The Company is engaged principally in one line of business -- the manufacture and sale of home furnishings products including quality furniture, fabrics and other home furnishings.

    The following tables present information about the Company by geographic area:

                                                                               NET SALES (1)
                                                           ------------------------------------------------------
                                                             COMPANY
                                                           ------------                PREDECESSOR
                                                           AUG. 6, 1996  ----------------------------------------
                                                                TO       JAN. 1, 1996
                                                             DEC. 31,         TO
                                                               1996      AUG. 5, 1996      1995          1994
                                                           ------------  ------------  ------------  ------------
United States............................................   $  769,000   $  1,030,000  $  1,761,000  $  1,673,000
Pacific Rim..............................................       58,000         76,000       141,000       126,000
European Union and other foreign countries...............       30,000         42,000        91,000        98,000
                                                           ------------  ------------  ------------  ------------
        Total............................................   $  857,000   $  1,148,000  $  1,993,000  $  1,897,000
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                                                                          OPERATING PROFIT (LOSS)
                                                           ------------------------------------------------------
                                                             COMPANY
                                                           ------------                PREDECESSOR
                                                           AUG. 6, 1996  ----------------------------------------
                                                                TO       JAN. 1, 1996
                                                             DEC. 31,         TO
                                                               1996      AUG. 5, 1996      1995          1994
                                                           ------------  ------------  ------------  ------------
United States............................................   $   67,000   $     55,000  $     91,000  $     72,000
Pacific Rim..............................................       13,000         12,000        22,000        22,000
European Union and other foreign countries...............        1,000         (3,000)       (3,000)       (5,000)
                                                           ------------  ------------  ------------  ------------
        Total............................................       81,000         64,000       110,000        89,000
                                                           ------------  ------------  ------------  ------------
Other expense, net.......................................      (27,000)       (56,000)     (103,000)      (94,000)
General corporate expense................................       (6,000)        (9,000)      (16,000)      (13,000)
                                                           ------------  ------------  ------------  ------------
    Income (loss) before income taxes....................   $   48,000   $     (1,000) $     (9,000) $    (18,000)
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

15. GEOGRAPHIC INFORMATION (CONTINUED)

                                                                      ASSETS AT DECEMBER 31
                                                                    --------------------------
                                                                      COMPANY     PREDECESSOR
                                                                    ------------  ------------

                                                                        1996          1995
                                                                    ------------  ------------
United States.....................................................  $    921,000  $  1,606,000
Pacific Rim.......................................................       212,000       243,000
European Union and other foreign countries........................        58,000        55,000
                                                                    ------------  ------------
        Total.....................................................  $  1,191,000  $  1,904,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    (1) After elimination of intracompany sales between geographic areas of:

                                                                                           PREDECESSOR
                                                                    COMPANY     ---------------------------------
                                                                  ------------    JAN. 1,
                                                                  AUG. 6, 1996     1996
                                                                       TO           TO
                                                                    DEC. 31,      AUG. 5,
                                                                      1996         1996        1995       1994
                                                                  ------------  -----------  ---------  ---------
United States...................................................   $    6,000    $   5,000   $  12,000  $  13,000
Pacific Rim.....................................................      112,000      144,000     289,000    267,000
European Union and other foreign countries......................       --           --           1,000      1,000

16. GUARANTOR FINANCIAL STATEMENTS

    In connection with the issuance of the Senior Subordinated Notes, the Guarantor Subsidiaries fully and unconditionally guaranteed the Company's performance under the Notes on a joint and several basis. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. The remaining subsidiaries are direct or indirect subsidiaries of the Guarantor Subsidiaries. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidated/combined financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the Notes.

    For purposes of the consolidated financial data, the Guarantor Subsidiaries include substantially all domestic subsidiaries of the Company (other than the Receivables Subsidiary and certain subsidiaries with substantially no assets or operations). The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries on the equity method. The Company also accounts for its investments in the Guarantor Subsidiaries and the Receivables Subsidiary on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)
                                    COMPANY
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996

                                                                             NON-
                                                             GUARANTOR     GUARANTOR
                                                 COMPANY    SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                                ----------  ------------  -----------  ------------  ------------
ASSETS
Current Assets:
    Cash and cash investments.................  $   --      $      4,510   $  17,890    $   --        $   22,400
    Trade receivables.........................      --            17,060      64,750        --            81,810
    Other receivables.........................      --            24,070      22,210        --            46,280
    Investment in Receivables Trust...........      --           --           51,120        --            51,120
    Prepaid expenses..........................      --            15,100       7,590        --            22,690
    Inventories...............................      --           431,910      94,390        --           526,300
    Deferred income taxes.....................      --            11,440       2,640        --            14,080
    Intercompany account......................      --           245,140      12,500      (257,640)       --
                                                ----------  ------------  -----------  ------------  ------------
        Total current assets..................      --           749,230     273,090      (257,640)      764,680
Property and equipment, net...................      --           265,190      84,140        --           349,330
Notes receivable..............................      --             7,620      --            --             7,620
Other assets..................................      --            55,430      13,670        --            69,100
Investments in affiliates.....................     453,360        44,790      --          (498,150)       --
                                                ----------  ------------  -----------  ------------  ------------
        Total assets..........................  $  453,360  $  1,122,260   $ 370,900    $ (755,790)   $1,190,730
                                                ----------  ------------  -----------  ------------  ------------
                                                ----------  ------------  -----------  ------------  ------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
    Notes payable.............................  $   --      $     17,350   $   1,620    $   --        $   18,970
    Accounts payable..........................      --            71,230      21,800        --            93,030
    Accrued liabilities.......................      --           109,950      43,180        --           153,130
    Intercompany account......................      --            12,500     245,140      (257,640)       --
                                                ----------  ------------  -----------  ------------  ------------
        Total current liabilities.............      --           211,030     311,740      (257,640)      265,130
Long-term debt................................      --           424,430       1,220        --           425,650
Other long-term liabilities...................      --            35,670      10,920        --            46,590
                                                ----------  ------------  -----------  ------------  ------------
        Total liabilities.....................      --           671,130     323,880      (257,640)      737,370
Shareholder's equity..........................     453,360       451,130      47,020      (498,150)      453,360
                                                ----------  ------------  -----------  ------------  ------------
        Total liabilities and shareholder's
          equity..............................  $  453,360  $  1,122,260   $ 370,900    $ (755,790)   $1,190,730
                                                ----------  ------------  -----------  ------------  ------------
                                                ----------  ------------  -----------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                  PREDECESSOR
                       CONDENSED COMBINING BALANCE SHEET
                               DECEMBER 31, 1995

                                                          GUARANTOR    NON-GUARANTOR
                                                         SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    COMBINED
                                                         ------------  --------------  ------------  ------------
ASSETS
Current Assets:
  Cash and cash investments............................  $      4,540    $   12,770     $   --       $     17,310
  Receivables..........................................       253,940        73,390         (1,910)       325,420
  Inventories..........................................       429,880       130,060         --            559,940
  Prepaid expenses.....................................        14,340        12,030         --             26,370
  Deferred income taxes................................        17,000        --             --             17,000
  Company account......................................       161,420        21,980       (183,400)       --
                                                         ------------  --------------  ------------  ------------
      Total current assets.............................       881,120       250,230       (185,310)       946,040
                                                         ------------  --------------  ------------  ------------
Property and equipment, net............................       373,370       110,730         --            484,100
Excess of cost over acquired net assets................       394,100         8,180         --            402,280
Notes receivable.......................................         4,540        26,470         --             31,010
Investments in affiliates..............................       394,720        --           (394,720)       --
Other assets...........................................        23,670        22,210         (5,400)        40,480
                                                         ------------  --------------  ------------  ------------
      Total assets.....................................  $  2,071,520    $  417,820     $ (585,430)  $  1,903,910
                                                         ------------  --------------  ------------  ------------
                                                         ------------  --------------  ------------  ------------
LIABILITIES AND MASCO NET INVESTMENT AND ADVANCES
Current Liabilities:
  Notes payable........................................  $        220    $   25,280     $   --       $     25,500
  Accounts payable.....................................        67,540        26,690         (1,880)        92,350
  Accrued liabilities..................................        64,070        23,230         --             87,300
  Intercompany account.................................        21,980       161,420       (183,400)       --
                                                         ------------  --------------  ------------  ------------
      Total current liabilities........................       153,810       236,620       (185,280)       205,150
                                                         ------------  --------------  ------------  ------------
Long-term debt.........................................         1,910           240         --              2,150
Deferred income taxes and other........................        69,350         6,220         --             75,570
                                                         ------------  --------------  ------------  ------------
      Total liabilities................................       225,070       243,080       (185,280)       282,870
                                                         ------------  --------------  ------------  ------------
Masco net investment and advances......................     1,846,450       174,740       (400,150)     1,621,040
                                                         ------------  --------------  ------------  ------------
      Total liabilities and Masco net investment and
        advances.......................................  $  2,071,520    $  417,820     $ (585,430)  $  1,903,910
                                                         ------------  --------------  ------------  ------------
                                                         ------------  --------------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                    COMPANY
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               FOR THE PERIOD AUGUST 6, 1996 TO DECEMBER 31, 1996

                                                                              NON-
                                                             GUARANTOR      GUARANTOR
                                                COMPANY     SUBSIDIARIES   SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                              -----------  --------------  -----------  ------------  ------------
Net sales...................................   $  --         $  774,540     $ 200,490    $ (117,540)   $  857,490
Cost of sales...............................      --            590,190       165,490      (117,540)      638,140
                                              -----------  --------------  -----------  ------------  ------------
  Gross profit..............................      --            184,350        35,000        --           219,350
Selling, general and administrative
  expenses..................................      --            123,850        20,730        --           144,580
                                              -----------  --------------  -----------  ------------  ------------
  Operating profit..........................      --             60,500        14,270        --            74,770
Other expense, net..........................     (31,270)        16,880         8,650        32,400        26,660
                                              -----------  --------------  -----------  ------------  ------------
  Income (loss) before income taxes.........      31,270         43,620         5,620       (32,400)       48,110
Income taxes................................      --             14,580         2,260        --            16,840
                                              -----------  --------------  -----------  ------------  ------------
  Net income (loss).........................   $  31,270     $   29,040     $   3,360    $  (32,400)   $   31,270
                                              -----------  --------------  -----------  ------------  ------------
                                              -----------  --------------  -----------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                  PREDECESSOR
                  CONDENSED COMBINING STATEMENT OF OPERATIONS

                                                              FOR THE PERIOD JANUARY 1, 1996 TO AUGUST 5, 1996
                                                            -----------------------------------------------------
                                                                             NON-
                                                             GUARANTOR     GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS    COMBINED
                                                            ------------  -----------  ------------  ------------
Net sales.................................................  $  1,014,270   $ 294,360    $ (160,740)  $  1,147,890
Cost of sales.............................................       780,000     251,390      (160,740)       870,650
                                                            ------------  -----------  ------------  ------------
  Gross profit............................................       234,270      42,970        --            277,240
Selling, general and administrative expenses..............       182,510      39,720        --            222,230
                                                            ------------  -----------  ------------  ------------
  Operating profit........................................        51,760       3,250        --             55,010
Other expense, net........................................        44,570       9,280         2,320         56,170
                                                            ------------  -----------  ------------  ------------
  Income (loss) before income taxes.......................         7,190      (6,030)       (2,320)        (1,160)
Income taxes (credit).....................................         8,910      (2,080)       --              6,830
                                                            ------------  -----------  ------------  ------------
  Net income (loss).......................................  $     (1,720)  $  (3,950)   $   (2,320)  $     (7,990)
                                                            ------------  -----------  ------------  ------------
                                                            ------------  -----------  ------------  ------------

                                                             FOR THE PERIOD JANUARY 1, 1995 TO DECEMBER 31, 1995
                                                            -----------------------------------------------------
                                                                             NON-
                                                             GUARANTOR     GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS    COMBINED
                                                            ------------  -----------  ------------  ------------
Net sales.................................................  $  1,728,250   $ 580,000    $ (315,640)  $  1,992,610
Cost of sales.............................................     1,317,550     486,500      (303,060)     1,500,990
                                                            ------------  -----------  ------------  ------------
  Gross profit............................................       410,700      93,500       (12,580)       491,620
Selling, general and administrative expenses..............       313,260      97,380       (12,850)       397,790
                                                            ------------  -----------  ------------  ------------
  Operating profit........................................        97,440      (3,880)          270         93,830
Other expense, net........................................        65,000      23,680        14,410        103,090
                                                            ------------  -----------  ------------  ------------
  Income (loss) before income taxes.......................        32,440     (27,560)      (14,140)        (9,260)
Income taxes (credit).....................................        16,170      (9,190)       --              6,980
                                                            ------------  -----------  ------------  ------------
  Net income (loss).......................................  $     16,270   $ (18,370)   $  (14,140)  $    (16,240)
                                                            ------------  -----------  ------------  ------------
                                                            ------------  -----------  ------------  ------------

                                                             FOR THE PERIOD JANUARY 1, 1994 TO DECEMBER 31, 1994
                                                            -----------------------------------------------------
                                                                             NON-
                                                             GUARANTOR     GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES ELIMINATIONS    COMBINED
                                                            ------------  -----------  ------------  ------------
Net sales.................................................  $  1,640,060   $ 551,740    $ (294,320)  $  1,897,480
Cost of sales.............................................     1,256,440     462,800      (285,210)     1,434,030
                                                            ------------  -----------  ------------  ------------
  Gross profit............................................       383,620      88,940        (9,110)       463,450
Selling, general and administrative expenses..............       301,020      95,410        (9,630)       386,800
                                                            ------------  -----------  ------------  ------------
  Operating profit........................................        82,600      (6,470)          520         76,650
Other expense, net........................................        58,170      16,230        19,970         94,370
                                                            ------------  -----------  ------------  ------------
  Income (loss) before income taxes.......................        24,430     (22,700)      (19,450)       (17,720)
Income taxes (credit).....................................        15,940      (9,890)       --              6,050
                                                            ------------  -----------  ------------  ------------
  Net income (loss).......................................  $      8,490   $ (12,810)   $  (19,450)  $    (23,770)
                                                            ------------  -----------  ------------  ------------
                                                            ------------  -----------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                    COMPANY
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE PERIOD AUGUST 6, 1996 TO DECEMBER 31, 1996

                                                             GUARANTOR   NON-GUARANTOR
                                                 COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               -----------  -----------  --------------  -------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:...   $  --        $ 128,940     $  (23,160)     $  --         $  105,780
                                               -----------  -----------  --------------       ------    ------------
INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash
    acquired.................................      --         (645,430)        --             --           (645,430)
  Investments in Receivables Trust...........      --           --            (51,120)        --            (51,120)
  Capital expenditures.......................      --          (11,250)        (2,570)        --            (13,820)
  Collection of note receivable..............      --            1,670         --             --              1,670
  Other, net.................................      --            3,200         --             --              3,200
                                               -----------  -----------  --------------       ------    ------------
      Net cash (used for) investing
        activities...........................      --         (651,810)       (53,690)        --           (705,500)
                                               -----------  -----------  --------------       ------    ------------
FINANCING ACTIVITIES:
  Proceeds from long-term debt...............      --          525,000         --             --            525,000
  Net proceeds from sale of account
    receivable...............................      --           --            167,000         --            167,000
  Capital contribution.......................      --           76,400         --             --             76,400
  Deferred financing costs...................      --          (37,590)        --             --            (37,590)
  Net repayments of long-term debt...........      --          (85,350)       (23,340)        --           (108,690)
  Intercompany accounts, net.................      --           48,920        (48,920)        --             --
                                               -----------  -----------  --------------       ------    ------------
        Net cash provided by (used for)
          financing activities...............      --          527,380         94,740         --            622,120
                                               -----------  -----------  --------------       ------    ------------
CASH AND CASH INVESTMENTS:
Increase (decrease) for the period...........      --            4,510         17,890         --             22,400
Balance, beginning of period.................      --           --             --             --             --
                                               -----------  -----------  --------------       ------    ------------
Balance, end of period.......................   $  --        $   4,510     $   17,890      $  --         $   22,400
                                               -----------  -----------  --------------       ------    ------------
                                               -----------  -----------  --------------       ------    ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                  PREDECESSOR
                  CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                FOR THE PERIOD JANUARY 1, 1996 TO AUGUST 5, 1996

                                                             GUARANTOR   NON-GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   COMBINED
                                                            -----------  --------------  ------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:................   $  21,890     $   20,110     $   (2,350)   $  39,650
                                                            -----------       -------    ------------  -----------
INVESTING ACTIVITIES:
  Capital expenditures....................................     (14,130)        (2,390)        --          (16,520)
  Collection of notes receivable, net.....................       1,450          1,340         --            2,790
  Other, net..............................................      (4,530)         7,290         (5,400)      (2,640)
                                                            -----------       -------    ------------  -----------
      Net cash (used for) provided by investing
        activities........................................     (17,210)         6,240         (5,400)     (16,370)
                                                            -----------       -------    ------------  -----------
FINANCING ACTIVITIES:
  (Decrease) in Masco investment and advances.............      (4,900)       (25,450)         7,750      (22,600)
  Proceeds from long-term debt............................         800         86,960         --           87,760
  Net repayments of short-term debt.......................        (800)       (86,290)        --          (87,090)
                                                            -----------       -------    ------------  -----------
      Net cash (used for) financing activities............      (4,900)       (24,780)         7,750      (21,930)
                                                            -----------       -------    ------------  -----------
CASH AND CASH INVESTMENTS:
(Decrease) Increase for the period........................        (220)         1,570         --            1,350
Balance, beginning of period..............................       4,540         12,770         --           17,310
                                                            -----------       -------    ------------  -----------
Balance, end of period....................................   $   4,320     $   14,340     $   --        $  18,660
                                                            -----------       -------    ------------  -----------
                                                            -----------       -------    ------------  -----------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                  PREDECESSOR
                  CONDENSED COMBINING STATEMENTS OF CASH FLOWS
              FOR THE PERIOD JANUARY 1, 1995 TO DECEMBER 31, 1995

                                                             GUARANTOR   NON-GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   COMBINED
                                                            -----------  --------------  ------------  -----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:.....   $  87,030     $  (38,600)    $  (14,110)   $  34,320
                                                            -----------  --------------  ------------  -----------
INVESTING ACTIVITIES:
  Capital expenditures....................................     (42,550)       (18,480)        --          (61,030)
  Issuance of notes receivable............................      (1,480)        (8,780)        --          (10,260)
  Collection of notes receivable, net.....................       3,000          2,020         --            5,020
  Other, net..............................................      (4,600)        (1,070)        14,460        8,790
                                                            -----------  --------------  ------------  -----------
      Net cash (used for) investing activities............     (45,630)       (26,310)        14,460      (57,480)
                                                            -----------  --------------  ------------  -----------
FINANCING ACTIVITIES:
  Decrease (Increase) in Masco Corp. investment and
    advances..............................................     (41,530)        45,160           (350)       3,280
  Increase in other debt..................................         120         16,080         --           16,200
  Payment of other debt...................................      (2,290)        (1,430)        --           (3,720)
                                                            -----------  --------------  ------------  -----------
      Net cash (used for) provided by financing
        activities........................................     (43,700)        59,810           (350)      15,760
                                                            -----------  --------------  ------------  -----------
CASH AND CASH INVESTMENTS:
(Decrease) for the year...................................      (2,300)        (5,100)        --           (7,400)
Balance, beginning of period..............................       6,840         17,870         --           24,710
                                                            -----------  --------------  ------------  -----------
Balance, end of period....................................   $   4,540     $   12,770     $   --        $  17,310
                                                            -----------  --------------  ------------  -----------
                                                            -----------  --------------  ------------  -----------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                  PREDECESSOR
                  CONDENSED COMBINING STATEMENTS OF CASH FLOWS
              FOR THE PERIOD JANUARY 1, 1994 TO DECEMBER 31, 1994

                                                             GUARANTOR   NON-GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   COMBINED
                                                            -----------  --------------  ------------  ----------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:.....   $  33,900     $  (15,130)    $  (19,450)  $     (680)
                                                            -----------  --------------  ------------  ----------
INVESTING ACTIVITIES:
  Capital expenditures....................................     (57,140)       (11,650)        --          (68,790)
  Issuance of notes receivable............................      --             (1,000)        --           (1,000)
  Collection of notes receivable, net.....................       3,130            580         --            3,710
  Other, net..............................................     (15,340)        11,380         16,930       12,970
                                                            -----------  --------------  ------------  ----------
      Net cash provided by (used for) investing activities     (69,350)          (690)        16,930      (53,110)
                                                            -----------  --------------  ------------  ----------
FINANCING ACTIVITIES:
  Increase in Masco Corp. investment and advances.........      73,110         24,200          2,520       99,830
  Increase in other debt..................................      --              5,360         --            5,360
  Payment of other debt...................................     (34,720)       (17,370)        --          (52,090)
                                                            -----------  --------------  ------------  ----------
      Net cash provided by financing activities...........      38,390         12,190          2,520       53,100
                                                            -----------  --------------  ------------  ----------
CASH AND CASH INVESTMENTS:
Increase (decrease) for the year..........................       2,940         (3,630)        --             (690)
Balance, beginning of period..............................       3,900         21,500         --           25,400
                                                            -----------  --------------  ------------  ----------
Balance, end of period....................................   $   6,840     $   17,870     $   --       $   24,710
                                                            -----------  --------------  ------------  ----------
                                                            -----------  --------------  ------------  ----------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. PRO FORMA SUPPLEMENTARY DATA (UNAUDITED)

    The following pro forma supplementary data for the years ended December 31, 1996 and 1995 give effect to the acquisition transactions as if they had occurred on January 1, 1995. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the transactions been consummated on the dates assumed and do not project the Company's results of operations for any future date. (See Notes 1 The Acquisition and 2 Basis of Presentation and Accounting Policies)

                                                                           YEAR ENDED
                                                                   --------------------------
                                                                     DEC. 31,      DEC. 31,
                                                                       1996          1995
                                                                   ------------  ------------
Net sales........................................................   $  2,005.4    $  1,975.1
Gross profit.....................................................        502.0         496.5
Operating profit.................................................        147.9         125.2
Net income.......................................................         48.4          28.3

    The primary adjustments applied to the historical predecessor financial statements to arrive at the pro forma presentation include the following:

a) Adjustment to reflect elimination of goodwill amortization of approximately $14.2 million on an annualized basis.

b) Adjustment of approximately $15.9 million on an annual basis to reflect decreased depreciation for writedown of property and equipment from the allocation of the estimated fair value of the net assets.

c) Adjustment to reflect the reduction of interest expense due to the elimination of interest expense on Masco net advances offset by the impact of interest expense on the financing arrangements incurred at the acquisition.

d) Adjustment to eliminate the operating results of businesses acquired by FII from Masco but not contributed to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be presented in this Item 10 will be contained in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be presented in this Item 11 will be contained in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be presented in this Item 12 will be contained in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be presented in this Item 13 will be contained in an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Exhibits:

  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------
       3.1   Certificate of Incorporation of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company")(Incorporated by
             reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-11905))
       3.2   By-Laws of the Company (Incorporated by reference to Exhibit 3.25 to the Company's Registration Statement
             on Form S-4 (No. 333-11905))
       4.1   Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated August 5, 1996
             (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-4 (No.
             333-11905))
       4.2   Supplemental Indenture dated December 20, 1996*
      10.1   Acquisition Agreement between FURNISHINGS INTERNATIONAL INC. and Masco Corporation dated as of March 29, 1996 (Incorporated by reference to Exhibit 10.1 to the
             Company's Registration Statement on Form S-4 (No. 333-11905))
      10.2   Amendment No. 1 to Acquisition Agreement dated as of June 21, 1996 (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4 (No.
             333-11905))
      10.3   Amendment No. 2 to Acquisition Agreement dated as of August 5, 1996 (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No.
             333-11905))
      10.4   Credit Agreement dated as of August 5, 1996 among FURNISHINGS INTERNATIONAL INC., the Company, the subsidiary borrowers named therein, the lenders named therein and
             The Chase Manhattan Bank, as Swingline Lender, Administrative Agent and Collateral
             Agent, Chase Manhattan Bank Delaware as Issuing Bank (the "Credit Agreement")
             (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement
             on Form S-4 (No. 333-11905))
      10.5   First Amendment to Credit Agreement dated as of January 30, 1997 (Amendment No. 1 to
             "Credit Agreement")*
      10.6   Purchase Agreement, dated as of January 29, 1997, with respect to Series 1997-1 Term
             Certificates*
      10.7   Amended and Restated Pooling Agreement, dated as of February 4, 1997, among LFI
             Receivables Corporation, LFI Servicing Corporation and The Chase Manhattan Bank, as
             Trustee*
      10.8   Series 1997-1 Supplement to the Amended and Restated Pooling Agreement, dated as of
             February 4, 1997, among LFI Receivables Corporation, LFI Servicing Corporation and
             The Chase Manhattan Bank, as Trustee*
      10.9   Series 1997-2 Supplement to the Amended and Restated Pooling Agreement, dated as of
             February 4, 1997, among LFI Receivables Corporation, LFI Servicing Corporation, The
             Chase Manhattan Bank as Agent and as Initial Purchaser and The Chase Manhattan Bank
             as Trustee*
     10.10   Amended and Restated Servicing Agreement, dated as of February 4, 1997, among LFI

------------------------

*   Filed herewith

  EXHIBIT
  NUMBER                                   DESCRIPTION OF EXHIBITS
-----------  ------------------------------------------------------------------------------------
             Receivables Corporation, LFI Servicing Corporation, as Master Servicer, each of the Servicers party thereto and The Chase Manhattan Bank, as Trustee*
     10.11   Amended and Restated Receivables Sale Agreement, dated as of February 4, 1997, among LFI Receivables
             Corporation, the Sellers named therein and the Servicers named therein*
     10.12   Stockholders' Agreement, dated as of August 5, 1996, among Masco Corporation, FURNISHINGS INTERNATIONAL
             INC., 399 Venture Partners, Inc., Associate Madison Companies, Inc., and the other stockholders named therein (the "Stockholders Agreement") (Incorporated by reference to Exhibit 10.10 to the Company's
             Registration Statement on Form S-4 (No. 333-11905))
     10.13   Amendment No. 1 to the Stockholder's Agreement dated as of December 17, 1996*
     10.14   Amendment No. 2 to the Stockholder's Agreement dated as of March 26, 1997*
     10.15   Registration Rights Agreement, dated as of August 5, 1996, among Masco Corporation, FURNISHINGS
             INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison Companies, Inc., and the other stockholders named therein (Incorporated by reference to Exhibit 10.11 to the Company's Registration
             Statement on Form S-4 (No. 333-11905))
     10.16   Management Agreement, dated as of August 5, 1996, by and between FURNISHINGS INTERNATIONAL INC. and the
             Company (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4
             (No. 333-11905))
     10.17   Tax Sharing Agreement, dated as of the 5th day of August 1996, by and between FURNISHINGS INTERNATIONAL
             INC., Simmons Upholstered Furniture Corporation, the Company and LFI Receivables Corporation
             (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (No.
             333-11905))
     10.18   Transition Services Agreement, dated as of August 5, 1996, among FURNISHINGS INTERNATIONAL INC. and Masco
             Corporation (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
             S-4 (No. 333-11905))
     10.19   12.0% Senior Pay-in-Kind Note of FURNISHINGS INTERNATIONAL INC. dated August 5, 1996 (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (No. 333-11905))
     10.20   Purchase Agreement dated July 31, 1996 between the Company, Chase Securities Inc., Merrill Lynch, Pierce,
             Fenner & Smith Incorporated, and the Guarantors named therein (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 (No. 333-11905))
     10.21   Company's Retirement Benefit Restoration Plan*
     10.22   Restricted Stock Plan of FURNISHINGS INTERNATIONAL INC.*
        21   Subsidiaries of the Company*
        27   Financial Data Schedule*
             (b) Financial Statement Schedule
                    1. Financial Statement Schedule filed herewith:
                            Schedule II Valuation and Qualifying Accounts

             (c) Reports on Form 8-K
                    No reports on Form 8-K were filed by the registrant during the three months ended December 31, 1996.

------------------------

*   Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                                BY:  /s/ WAYNE B. LYON
                                     -----------------------------------------
                                     Wayne B. Lyon
                                     Chairman of the Board,
                                     President and Chief Executive Officer

March 31, 1997

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board,         March 31, 1997
/s/ WAYNE B. LYON               President and Chief
------------------------------  Executive Officer
Wayne B. Lyon                   (principal executive
                                officer)

                                Vice President, Treasurer      March 31, 1997
/s/ RONALD J. HOFFMAN           and Chief Financial Officer
------------------------------  (principal financial and
Ronald J. Hoffman               accounting officer)

/s/ RICHARD M. CASHIN, JR.      Director                       March 31, 1997
------------------------------
Richard M. Cashin, Jr.

/s/ ROBERT L. GEORGE            Director                       March 31, 1997
------------------------------
Robert L. George

/s/ ROBERT C. LARSON            Director                       March 31, 1997
------------------------------
Robert C. Larson

/s/ DAVID F. THOMAS             Director                       March 31, 1997
------------------------------
David F. Thomas

/s/ MARTIN D. WALKER            Director                       March 31, 1997
------------------------------
Martin D. Walker

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
LIFESTYLE FURNISHINGS INTERNATIONAL LTD.:

Our report on the consolidated financial statements of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries and the combined financial statements of the Masco Home Furnishings Group is included on page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 51 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand, L.L.P.
Greensboro, North Carolina
February 18, 1997

                      LIFESTYLE FURNISHINGS INTERNATIONAL
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

                                                           COLUMN B
COLUMN A                                                  ADDITIONS                 COLUMN C         COLUMN D       COLUMN E
----------------------------------------------  ------------------------------  -----------------  -------------  -------------
                                                  BALANCES AT     CHARGED TO         CHARGED                       BALANCE AT
                                                 BEGINNING OF      COSTS AND      (CREDITED) TO                      END OF
                                                    PERIOD         EXPENSES      OTHER ACCOUNTS     DEDUCTIONS       PERIOD
                                                ---------------  -------------  -----------------  -------------  -------------
Allowance for doubtful accounts, deducted from
  accounts receivables in the balance sheet
Aug. 6 to Dec. 31, 1996.......................     $     9.3       $     1.6        $    (5.6)       $     0.5      $     4.8
                                                         ---             ---            -----              ---            ---
                                                         ---             ---            -----              ---            ---
Jan. 1, 1996 to Aug. 5, 1996..................     $     9.0       $     2.3        $  --            $     2.0      $     9.3
                                                         ---             ---            -----              ---            ---
                                                         ---             ---            -----              ---            ---
Year ended December 31, 1995..................     $     7.7       $     6.6        $  --            $     5.3      $     9.0
                                                         ---             ---            -----              ---            ---
                                                         ---             ---            -----              ---            ---
Year ended December 31, 1994..................     $     9.9       $     5.7        $  --            $     7.9      $     7.7
                                                         ---             ---            -----              ---            ---
                                                         ---             ---            -----              ---            ---

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
-----------  --------------------------------------------------------------------------------------------------------
       3.1   Certificate of Incorporation of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company")(Incorporated by
             reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 333-11905))
       3.2   By-Laws of the Company (Incorporated by reference to Exhibit 3.25 to the Company's Registration
             Statement on Form S-4 (No. 333-11905))
       4.1   Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated August 5, 1996
             (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-4 (No.
             333-11905))
       4.2   Supplemental Indenture dated December 20, 1996*
      10.1   Acquisition Agreement between FURNISHINGS INTERNATIONAL INC. and Masco Corporation dated as of March 29,
             1996 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No.
             333-11905))
      10.2   Amendment No. 1 to Acquisition Agreement dated as of June 21, 1996 (Incorporated by reference to Exhibit
             10.2 to the Company's Registration Statement on Form S-4 (No. 333-11905))
      10.3   Amendment No. 2 to Acquisition Agreement dated as of August 5, 1996 (Incorporated by reference to
             Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No. 333-11905))
      10.4   Credit Agreement dated as of August 5, 1996 among FURNISHINGS INTERNATIONAL INC., the Company, the subsidiary borrowers named therein, the lenders named therein and The Chase Manhattan Bank, as Swingline
             Lender, Administrative Agent and Collateral Agent, Chase Manhattan Bank Delaware as Issuing Bank (the
             "Credit Agreement") (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement
             on Form S-4 (No. 333-11905))
      10.5   First Amendment to Credit Agreement dated as of January 30, 1997 (Amendment No. 1 to "Credit
             Agreement")*
      10.6   Purchase Agreement, dated as of January 29, 1997, with respect to Series 1997-1 Term Certificates*
      10.7   Amended and Restated Pooling Agreement, dated as of February 4, 1997, among LFI Receivables Corporation,
             LFI Servicing Corporation and The Chase Manhattan Bank, as Trustee*
      10.8   Series 1997-1 Supplement to the Amended and Restated Pooling Agreement, dated as of February 4, 1997, among LFI Receivables Corporation, LFI Servicing Corporation and The Chase Manhattan Bank, as Trustee*
      10.9   Series 1997-2 Supplement to the Amended and Restated Pooling Agreement, dated as of February 4, 1997, among LFI Receivables Corporation, LFI Servicing Corporation, The Chase Manhattan Bank as Agent and as
             Initial Purchaser and The Chase Manhattan Bank as Trustee*
      10.10  Amended and Restated Servicing Agreement, dated as of February 4, 1997, among LFI Receivables
             Corporation, LFI Servicing Corporation, as Master Servicer, each of the Servicers party thereto and The
             Chase Manhattan Bank, as Trustee*
      10.11  Amended and Restated Receivables Sale Agreement, dated as of February 4, 1997, among LFI Receivables
             Corporation, the Sellers named therein and the Servicers named therein*

------------------------

*   Filed herewith

  EXHIBIT
  NUMBER                                             DESCRIPTION OF EXHIBITS
-----------  --------------------------------------------------------------------------------------------------------
      10.12  Stockholders' Agreement, dated as of August 5, 1996, among Masco Corporation,
             FURNISHINGS INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison
             Companies, Inc., and the other stockholders named therein (the "Stockholders
             Agreement") (Incorporated by reference to Exhibit 10.10 to the Company's
             Registration Statement on Form S-4 (No. 333-11905))
      10.13  Amendment No. 1 to the Stockholder's Agreement dated as of December 17, 1996*
      10.14  Amendment No. 2 to the Stockholder's Agreement dated as of March 26, 1997*
      10.15  Registration Rights Agreement, dated as of August 5, 1996, among Masco Corporation,
             FURNISHINGS INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison Compa-
             nies, Inc., and the other stockholders named therein (Incorporated by reference to
             Exhibit 10.11 to the Company's Registration Statement on Form S-4 (No. 333-11905))
      10.16  Management Agreement, dated as of August 5, 1996, by and between FURNISHINGS
             INTERNATIONAL INC. and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 (No. 333-11905))
      10.17  Tax Sharing Agreement, dated as of the 5th day of August 1996, by and between
             FURNISHINGS INTERNATIONAL INC., Simmons Upholstered Furniture Corporation, the
             Company and LFI Receivables Corporation (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (No. 333-11905))
      10.18  Transition Services Agreement, dated as of August 5, 1996, among FURNISHINGS INTER-
             NATIONAL INC. and Masco Corporation (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (No. 333-11905))
      10.19  12.0% Senior Pay-in-Kind Note of FURNISHINGS INTERNATIONAL INC. dated August 5, 1996
             (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement
             on Form S-4 (No. 333-11905))
      10.20  Purchase Agreement dated July 31, 1996 between the Company, Chase Securities Inc.,
             Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the Guarantors named therein
             (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement
             on Form S-4 (No. 333-11905))
      10.21  Company's Retirement Benefit Restoration Plan*
      10.22  Restricted Stock Plan of FURNISHINGS INTERNATIONAL INC.*
      21     Subsidiaries of the Company*
      27     Financial Data Schedule*

------------------------

*   Filed herewith