Form 10-K405/A
period 1996-12-31
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1997-04-25
CIK 1022108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996     COMMISSION FILE NUMBER 333-11905

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

             DELAWARE                   56-1977928
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)

       1300 NATIONAL HIGHWAY               27360
          THOMASVILLE, NC               (Zip Code)
  (Address of principal executive
             offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (910) 476-4777

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

    The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

    Number of shares outstanding of registrant's Common Stock as of March 31, 1997:

             100 shares of Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") filed its Form 10-K on March 31, 1997 (the "Form 10-K"). This amendment is being filed within 120 days of the end of the fiscal year covered by the Form 10-K with the information required by Items 10, 11, 12 and 13 of Regulation S-K which was not included in the Form 10-K.

    The Company was incorporated in May 1996 for the purpose of acquiring the Home Furnishings Group (the "Home Furnishings Group") of Masco Corporation ("Masco") in a series of transactions (collectively, the "Transactions"). As a part of the Transactions, FURNISHINGS INTERNATIONAL INC. ("Holdings") subscribed for 100 shares of the common stock, par value $.01 per share, of the Company and, as a result, is the Company's sole stockholder. On August 5, 1996, Holdings acquired the Home Furnishings Group from Masco pursuant to an acquisition agreement (the "Acquisition Agreement") for a purchase price of approximately $1.1 billion and contributed substantially all of the businesses acquired to the Company as common equity. The purchase price was financed by: (i) senior bank facilities ($325.0 million); (ii) $200.0 million principal amount 10 7/8 percent senior subordinated notes due 2006 (the "Notes"); (iii) an equity contribution ($421.0 million); and (iv) proceeds from sale of accounts receivable ($155.0 million). Prior to the closing of the Transactions on August 5, 1996, the Company conducted no business.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the names, ages, positions and offices held and a brief description of the business experience during the preceding five years of the directors and executive officers of the Company.

NAME                                                   AGE                          POSITION
-------------------------------------------------     -----     -------------------------------------------------
Wayne B. Lyon....................................          64   Chairman of the Board, President and Chief
                                                                Executive Officer
Douglas C. Barnard...............................          38   Vice President, General Counsel and Secretary
Ronald J. Hoffman................................          52   Vice President, Treasurer and Chief Financial
                                                                Officer
James R. Melton..................................          54   Vice President and Controller
Ronnie R. Robbins, Jr. ..........................          50   Vice President--Taxes
Richard M. Cashin, Jr. ..........................          43   Director
Robert L. George.................................          49   Director
Robert C. Larson.................................          62   Director
David F. Thomas..................................          47   Director
Martin D. Walker.................................          64   Director

    MR. LYON is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Lyon has been a director of Masco for more than the past five years, and was Masco's President and Chief Operating Officer until 1996. Mr. Lyon is also a director of Comerica Incorporated, Payless Cashways, Inc. and Emco Limited.

    MR. BARNARD is Vice President, General Counsel and Secretary of the Company. Mr. Barnard was an Associate Corporate Counsel of Masco from 1992 to 1996. Previously, he was a partner at the law firm of Kirkland & Ellis in Chicago.

    MR. HOFFMAN is Vice President, Treasurer and Chief Financial Officer of the Company. Mr. Hoffman was Vice President and Group Controller of the Home Furnishings Group from 1993 to 1996, and a Group Controller of Masco prior to joining the Home Furnishings Group.

    MR. MELTON is Vice President and Corporate Controller of the Company. Previously, Mr. Melton was Vice President--Administration and Group Controller of the Home Furnishings Group until 1996.

    MR. ROBBINS is Vice President--Taxes of the Company. Mr. Robbins was Vice President--Taxes of the Home Furnishings Group from 1994 to 1996. Previously, he was Vice President--Taxes and Assistant Secretary of Masco Building Products.

    MR. CASHIN is a director of the Company. Mr. Cashin has been President since 1994, and a Managing Director for more than the past five years, of Citicorp Venture Capital, Ltd. In addition, he serves as a director of Levitz Furniture Incorporated and Titan Wheel International Inc.

    MR. GEORGE is a director of the Company. Mr. George has been Executive Vice President and a director of Holdings since 1995 and has been a Managing Partner of Rosenthal & George, Inc., a management consulting firm, for more than the past five years.

    MR. LARSON is a director of the Company. Mr. Larson has been Chairman of the Taubman Realty Group, which owns, develops and operates regional shopping centers, for more than the past five years. In addition, Mr. Larson has been Vice Chairman of the Board of Directors of Taubman Centers, Inc., which is the managing partner of the Taubman Realty Group, since its inception in 1992. Mr. Larson also serves as non-executive director of Bass PLC, the London based group operating in hotel, leisure retailing and branded drinks.

    MR. THOMAS is a director of the Company. Mr. Thomas has been President of 399 Ventures, Inc. since 1994 and has been a Managing Director of Citicorp Venture Capital, Ltd. for more than the past five years. Mr. Thomas is a director of Galey & Lord Incorporated.

    MR WALKER is a director of the Company. Mr. Walker has been the Chairman of M.A. Hanna Company, an international specialty chemicals company, for more than the past five years and is the retired Chief Executive Officer. Mr. Walker is a director of Comerica Incorporated, The Goodyear Tire & Rubber Company, Lexmark International Group, Inc., The Reynolds & Reynolds Company, Textron Inc. and The Timken Company.

ITEM 11. EXECUTIVE COMPENSATION

    The following tables and notes summarize the annual and long-term compensation of the Company's chief executive officer and the other four most highly paid executive officers (collectively, the "named executive officers"). The following information relates to the period from August 6, 1996 to December 31, 1996. The named executive officers did not receive any compensation from the Company prior to August 6, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                              ANNUAL          COMPENSATION AWARDS
                                                           COMPENSATION       --------------------
NAME AND                                              ----------------------    RESTRICTED STOCK       ALL OTHER
PRINCIPAL POSITION                           YEAR       SALARY      BONUS          AWARDS (1)       COMPENSATION (2)
-----------------------------------------  ---------  ----------  ----------  --------------------  ----------------

Wayne B. Lyon............................       1996  $  192,308  $  380,000(3)      $  108,805        $   14,838
Chairman of the Board,
President and Chief
Executive Officer

Douglas C. Barnard.......................       1996      63,462      40,000           10,880              40,901
Vice President,
General Counsel and
Secretary

Ronald J. Hoffman........................       1996      65,385      45,000           13,600               6,301
Vice President,
Treasurer and
Chief Financial
Officer

James R. Melton..........................       1996      65,385      41,000           13,600               6,301
Vice President and
Controller

Ronnie R. Robbins, Jr....................       1996      57,592      30,000            5,440              12,900
Vice President--Taxes

------------------------

(1) In connection with the consummation of the Transactions, members of management received shares of common stock of Holdings ("Restricted Stock") on August 5, 1996. The dollar amounts included in the table are based on an assumed August 5, 1996 per share value of $5.44, which was the price per share attributable to the common stock of Holdings issued in the Transactions. The recipients of the Restricted Stock are parties to a Stockholders Agreement which, among other things, provides that the Restricted Stock will vest in increments of 20% per year so long as the holder of such stock remains employed by the Company. In certain events, the vesting will be accelerated. Dividends, if any, are payable to the holders as and when declared and paid. Because Holdings does not have any capital stock which is publicly-traded, there has not been any market determination of the dollar value of the Restricted Stock as of December 31, 1996.

(2) This column includes Company contributions and allocations under the Company's defined contribution retirement plans for the accounts of each of the named executive officers (for 1996: Mr. Lyon--$13,200, Mr. Barnard--$4,180, Mr. Hoffman--$4,314, Mr. Melton--$4,314 and Mr. Robbins--$3,776). The column also includes Company contributions to the group term life insurance plan for each of the named executive officers (for 1996: Mr. Lyon--$1,638, Mr. Barnard--$402, Mr. Hoffman--$1,987, Mr.
    Melton--$1,987 and Mr. Robbins--$1,624). Mr. Barnard received $36,319 in 1996 as reimbursement in connection with his relocation, including a tax gross up of $15,955. Mr. Robbins received $7,500 in 1996 as loan forgiveness in connection with his 1994 relocation.

(3) This figure includes an amount Mr. Lyon received in connection with his efforts in securing bank debt, subordinated debt and securitized receivables financing for the Company's acquisition in August 1996 of the Home Furnishings Group.

                               PENSION PLAN TABLE

The named executive officers participate in pension plans maintained by the Company for certain of its salaried employees. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans.

                              YEARS OF SERVICE (1)

REMUNERATION (2)      5         10          15          20          25          30
----------------  ---------  ---------  ----------  ----------  ----------  ----------

   $  100,000     $   5,645  $  11,290  $   16,935  $   22,580  $   28,225  $   33,870

      200,000        11,290     22,580      33,870      45,161      56,451      67,741

      300,000        16,935     33,870      50,806      67,741      84,676     101,611

      400,000        22,580     45,161      67,741      90,321     112,902     135,482

      500,000        28,225     56,451      84,676     113,902     141,127     169,352

      600,000        33,870     67,741     101,611     135,482     169,352     203,223

------------------------

(1) The plans provide credit for employment with the Company and, except for Mr. Lyon, for prior employment with any of Masco and certain affiliates of Masco. Vesting occurs after five full years of employment or upon retirement at or after attaining age 65. The benefit amounts set forth in the table above have been converted from the plans' calculated five-year certain and life benefit and are not subjected to reduction for social security benefits or for other offsets, except to the extent that pension or equivalent benefits are payable, other than to Mr. Lyon, under a Masco plan or a plan of certain affiliates of Masco. The table does not depict Internal Revenue Code ("Code") limitations on tax-qualified plans because one of the plans is a non-qualified plan established by the Company to restore, for certain salaried employees (including the named executive officers), benefits that are otherwise limited by the Code. For each year of credited service prior to July 1, 1971, there is an additional annual benefit equal to .2 of 1 percent of final average earnings in excess of $9,000. Approximate years of credited service for the named executive officers participating in the plan are: Mr. Lyon--0; Mr. Barnard--4; Mr. Hoffman--27; Mr. Melton--24; and Mr. Robbins--28.

(2) For purposes of determining benefits payable, remuneration is equal to the average of the highest five consecutive January 1 annual base salary rates paid by the Company prior to retirement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company does not have a standing Compensation Committee. All decisions respecting the compensation of executive officers are made by the Board of Directors. Wayne B. Lyon, Chairman of the Board, President and Chief Executive Officer, does not participate in board deliberations respecting his own compensation.

DIRECTOR COMPENSATION

    The directors of the Company who are officers, employees or otherwise affiliates of Holdings or the Company do not presently receive compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the board of directors or committees thereof. The directors of the Company who are not also officers, employees or otherwise affiliates of Holdings or the Company receive an annual fee of $25,000 plus $1,000 for each meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company's authorized capital stock consists of 3,000 shares of common stock, par value $.01 per share, 100 shares of which are issued and outstanding and owned by Holdings.

    Holdings' authorized capital stock consists of 6,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock") (consisting of four series, 1,000,000 shares of Series A-1 Common Stock, 1,000,000 shares of Series A-2 Common Stock, 1,000,000 shares of Series A-3 Common Stock and 3,000,000 shares of Series I Common Stock (which will only be issuable after the occurrence of a public offering meeting certain criteria as set forth in the Stockholders Agreement (as defined below) (a

"Qualifying Offering"))), 6,000,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock") (consisting of four series, 1,000,000 shares of Series B-1 Common Stock, 1,000,000 shares of Series B-2 Common Stock, 1,000,000 shares of Series B-3 Common Stock and 3,000,000 shares of Series II Common Stock (which will only be issuable after a Qualifying Offering)), 116,100 shares of Class C Common Stock, par value $.01 per share (the "Class C Common Stock," together with the Class A Common Stock and Class B Common Stock, the "Holdings Common Stock"), 100,000 shares of Class D Common Stock, par value $.01 per share, a special class designed to track the performance of a subsidiary of Holdings that is not a subsidiary of the Company (the "Class D Common Stock"), and 4,000,000 shares of Preferred Stock, par value $.01 per share, of which the following series have been designated: 1,103,320 shares of Series A-1 Preferred Stock, stated value $100 per share (the "Series A-1 Preferred Stock"), 96,681 shares of Series A-2 Preferred Stock, stated value $100 per share (the "Series A-2 Preferred Stock" and, together with the Series A-1 Preferred Stock, the "Senior Preferred Stock"), 303,503 shares of Series B Convertible Preferred Stock, stated value $6.02 per share (the "Series B Preferred Stock"), and 102,622 shares of Series C Convertible Preferred Stock, stated value $6.02 per share (the "Series C Preferred Stock" and, together with the Series B Preferred Stock, the "Convertible Preferred Stock"). There is no established public trading market for these securities of Holdings.

    The stockholders of Holdings are party to a Stockholders Agreement, dated as of August 5, 1996, as amended (the "Stockholders Agreement"), pertaining to such matters as (i) the composition of the board of directors of Holdings; (ii) corporate governance; and (iii) restrictions on the transfer of such stock.

    The table below sets forth certain information regarding the equity ownership of Holdings as of March 31, 1997 by (i) each person or entity who beneficially owns five percent or more of any class of voting capital stock;
(ii) each director of the Company; (iii) each named executive officer of the Company; and (iv) the directors and named executive officers of the Company, as a group. Each holder of Class A Common Stock and each holder of Class B Common Stock holds an equal number of shares of each series thereof (other than Series I or II). Certain of the securities of Holdings are convertible into other securities. Except as noted in the footnotes to the table, the information in the table below assumes no such conversion.

                           CAPITALIZATION OF HOLDINGS

                              CLASS A      CLASS B      CLASS C      CLASS D     SERIESA-1    SERIESA-2    SERIES B     SERIES C
NAME AND ADDRESS              COMMON       COMMON       COMMON       COMMON      PREFERRED    PREFERRED    PREFERRED    PREFERRED
--------------------------  -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
399 Venture Partners, Inc.      33,781      174,676       --            6,158      436,252       --           --           69,289
(1).......................        33.8%        46.3%      --             65.3%        39.5%      --           --             67.5%
399 Park Avenue
New York, NY

Travelers Group Inc.......       4,905       23,385       --            1,041       --           --           --           12,050
  (and certain affiliates)(2)      4.9%         6.2%      --             11.0%      --           --               --         11.7%
388 Greenwich Street
New York, NY

Masco Corporation (3).....      15,000       71,490       --            1,041      550,090       --          303,503       --
21001 Van Born Road               15.0%        18.9%      --             11.0%        49.9%      --            100.0%      --
Taylor, MI

CCT Partners III, L.P.(4).       5,961       30,825       --           --           67,206       --           --           12,227
399 Park Avenue                    6.0%         8.2%      --           --              6.1%                                  11.9%
New York, NY

Wayne B. Lyon (5).........      32,766       90,561       --            1,041      550,090       23,085      303,503       --
1300 National Highway             32.8%        24.0%      --             11.0%        49.9%        24.0%       100.0%      --
Thomasville, NC

Douglas C. Barnard........      35,797       54,423      106,024       --           --                *       --           --
  individually and as             35.8%        14.4%       100.0%      --           --                *       --           --
  voting trustee for the
  Management Investors (6)
1300 National Highway
Thomasville, NC

Ronald J. Hoffman.........           *            *        2,500       --           --                *       --           --
1300 National Highway                *            *          2.4%      --           --                *       --           --
Thomasville, NC

James R. Melton...........           *            *        2,500       --           --                *       --           --
1300 National Highway                *            *          2.4%      --           --                *       --               --
Thomasville, NC

Ronnie R. Robbins, Jr.....           *            *            *       --           --                *       --           --
1300 National Highway                *            *            *       --           --                *       --           --
Thomasville, NC

Richard M. Cashin, Jr.          34,846      180,185       --            6,317      448,262       --           --           71,474
(7).......................        34.9%        47.7%      --             67.0%        40.6%      --           --             69.6%
399 Venture Partners, Inc.
399 Park Avenue
New York, NY

Robert L. George..........           *            *            *       --           --           --           --           --
200 South Hanley Road                *            *            *       --           --           --           --           --
Suite 300
St. Louis, MO

Robert C. Larson..........      --           --           --           --           --           --           --           --
Taubman Realty Group            --           --           --           --           --           --           --           --
200 East Long Lake Road
Bloomfield Hills, MI

David F. Thomas (7).......      34,846      180,185       --            6,317      448,262       --           --           71,474
399 Venture Partners, Inc.        34.9%        47.7%      --             67.0%        40.6%      --           --             69.6%
399 Park Avenue
New York, NY

Martin D. Walker..........      --           --           --           --           --           --           --           --
M.A. Hanna Company              --           --           --           --           --           --           --           --
Suite 36-5000
200 Public Square
Cleveland, OH

Directors and named.......      86,708      311,606      106,024        7,326    1,010,363       25,393      303,503       73,659
  executive officers of           86.8%        82.5%       100.0%        77.7%        91.6%        26.4%       100.0%        71.8%
  the Company, as a group
  (10 persons) (8)

------------------------

*   less than 1.0%

(1) Amounts shown exclude the shares that could be obtained from Travelers Group Inc. and certain affiliates ("Travelers") as described in note (2). In connection with the Transactions, 399 Venture Partners, Inc. ("399 Ventures") granted to Travelers an option exercisable for one year to acquire 55,419 shares of Series A-1 Preferred Stock at a price per share equal to the stated value plus accrued but unpaid dividends. 399 Ventures' fully-diluted (assuming conversion of all Convertible Preferred Stock) ownership of Holdings Common Stock is 28.1%.

(2) Amounts shown exclude the shares that could be obtained from 399 Ventures as described in note (1). In connection with the Transactions, Travelers granted to 399 Ventures an option, exercisable for two years commencing on the first anniversary of the consummation of the Transactions, in the event the option described in note (1) is not exercised by Travelers, to acquire all shares of Class A Common Stock, Class B Common Stock and Series C Preferred Stock held by Travelers at a price per share equal to the lesser of (x) fair market value or (y) the original cost thereof plus a compound return of 8% per annum. Travelers' fully-diluted (assuming conversion of all Convertible Preferred Stock) ownership of Holdings Common Stock, including the shares subject to the option granted to 399 Ventures, is 4.1%.

(3) Masco's fully-diluted (assuming conversion of all Convertible Preferred Stock) ownership of Holdings Common Stock is 39.4%. However, Masco is restricted from holding more than 19.9% of the Holdings Common Stock.

(4) CCT Partners III, L.P. ("CCT") is a limited partnership, the partners of which are certain employees of 339 Ventures. Shares held by CCT are not included in the table as shares beneficially owned by 339 Ventures.

(5) Amounts shown consist of shares held by Masco and shares owned by an estate planning trust for the benefit of Mr. Lyon's family members, all of which shares may be deemed to be beneficially owned by Mr. Lyon. Mr. Lyon disclaims beneficial ownership of all such shares.

(6) Amounts shown consist of shares held by Mr. Barnard individually and as voting trustee for the Management Investors. Mr. Barnard has no pecuniary interest in such shares other than 203 shares of Class A Common Stock, 218 shares of Class B Common Stock and 2,000 shares of Class C Common Stock. In addition, Mr. Barnard holds less than 1.0% of the Series A-2 Preferred Stock.

(7) Amounts shown include shares held by 399 Ventures, which may be deemed to be beneficially owned by Messrs. Cashin and Thomas. Messrs. Cashin and Thomas disclaim beneficial ownership of such shares. In addition, amounts shown for Messrs. Cashin and Thomas include 1,065 shares of Class A Common Stock, 5,509 shares of Class B Common Stock, 160 shares of Class D Common Stock, 12,011 shares of Series A-1 Preferred Stock and 2,185 shares of Series C Preferred Stock held directly by each. Amounts shown for Messrs. Cashin and Thomas exclude shares held by CCT, a limited partnership in which each has an indirect economic interest as a limited partner.

(8) Amounts shown include shares held by 399 Ventures, which may be deemed to be beneficially owned by Messrs. Cashin and Thomas, shares held by Masco and by an estate planning trust for the benefit of Mr. Lyon's family members, all of which may be deemed to be beneficially owned by Mr. Lyon, and shares held by Mr. Barnard, as voting trustee for the Management Investors, which may be deemed to be beneficially owned by Mr. Barnard. Messrs. Cashin and Thomas disclaim beneficial ownership of shares held by 399 Ventures, Mr. Lyon disclaims beneficial ownership of shares held by Masco and of shares owned by an estate planning trust for the benefit of Mr. Lyon's family members, and Mr. Barnard disclaims beneficial ownership of shares held by him as voting trustee for other Management Investors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BUSINESS ARRANGEMENTS WITH HOLDINGS

    As a part of the Transactions, Holdings (i) acquired from Masco, by merger, Lineage Home Furnishings, Inc. ("Lineage") and Masco Home Furnishings Inc. ("MHF"); (ii) contributed the Home Furnishings Group (other than Lineage and
MHF) to the Company and (iii) entered into leases with the Company providing for the lease of certain of the assets to Holdings at rates the Company believes to be comparable to rates that would be negotiated by unrelated parties in arm's-length transactions. Lineage was established by Masco in 1991 as a marketing division to provide a restricted distribution furniture product line. A key element of the Lineage concept was to utilize existing but under-utilized facilities. Thus, Holdings' production needs (as successor to Lineage) are performed by the Company, and the Company is reimbursed by Holdings for such services at rates the Company believes to be comparable to rates that would be negotiated by unrelated parties in arm's-length transactions. MHF is a distributor of furniture, accessories and fabrics to the contract industry. Holdings (as successor to MHF) will purchase products from the Company, at prices comparable to those charged by the Company to similarly situated unrelated third parties.

    As part of the Transactions, Holdings and the Company entered into a Management Agreement (the "Holdings Management Agreement"), Agreement pursuant to which Holdings provides to the Company certain management-related services. The Company compensates Holdings pursuant to such agreement in an amount equal to Holdings' actual cost of providing such services.

    As part of the Transactions, Holdings entered into a Transition Services Agreement with Masco (the "Transition Services Agreement"), pursuant to which Masco will provide certain services for Holdings and the Company through April 30, 1997. As a result, certain services to be provided to the Company under the Holdings Management Agreement have been provided by Masco. See "--Transition Services Agreement."

ACQUISITION ARRANGEMENTS

    As part of the Transactions, Masco received cash consideration, certain common and preferred stock of Holdings (the "Masco Holdings Stock") and certain senior pay-in-kind notes of Holdings (the "Holdings PIK Notes"). In addition, approximately $705.3 million of indebtedness owed by the Home Furnishings Group to Masco was repaid. On November 1, 1996, the purchase price was finalized pursuant to the Acquisition Agreement based upon the net assets of the Home Furnishings Group on August 5, 1996, with the result that Masco made a payment of $41.3 million to the Company.

    Certain provisions of the Acquisition Agreement survive the consummation of the Transactions and continue for a period as contractual obligations between Masco and Holdings. The following summarizes the provisions of the Acquisition Agreement.

    Masco has made various representations, warranties and covenants respecting the Home Furnishings Group, and the Acquisition Agreement provides for indemnification by Masco for periods of one to three years in the event of any breach of such representations, warranties or covenants. With certain exceptions, Masco will not be obligated to make payments for the first $15.0 million of indemnifiable claims nor be obligated to make payments of more than $100.0 million. The Acquisition Agreement provides that Masco has the exclusive right to undertake certain activities relating to environmental matters pertaining to the Company for which Masco may be responsible under the indemnification provisions with the prior written consent of Holdings, such consent not to be unreasonably withheld. Holdings will cooperate with Masco regarding these activities and, with certain exceptions, reimburse Masco for reasonable costs and expenses until Holdings has incurred damages in specified amounts.

    Masco has agreed to guarantee or provide up to $15.0 million in stand-by letters of credit or comparable credit enhancement arrangements (collectively, "Guaranteed LCs") in support of any obligation as to which the Company or a subsidiary is a primary obligor or an account party. This obligation will continue until the earlier of (i) the date on which the Holdings PIK Notes become due and payable and (ii) any business day if on each business day of the preceding 18-month period the aggregate amount of unused availability for borrowings under credit lines available to the Company and its subsidiaries equaled at least $75.0 million. The Company or a subsidiary will remain primarily responsible for such obligations and Holdings will indemnify Masco (by providing a promissory note having the same terms as the Holdings PIK Notes) for any damages resulting from any breach of the Company's or such subsidiary's obligations under such Guaranteed LCs.

    Masco has agreed that it will not (i) on or prior to August 5, 2001 engage in the design or manufacture or certain furniture and fabric products (the "Restricted Activities") or acquire an interest in an entity that would result in Masco having annual revenues from Restricted Activities that exceed certain levels or (ii) on or prior to August 5, 1998 (a) cause or attempt to cause any customer or supplier of the Company or its subsidiaries to terminate or materially reduce its business with the Company or its subsidiaries or (b) initiate contact (other than through general solicitation to the public) with any officer of the Company or its subsidiaries for the purpose of offering employment by Masco or any of its subsidiaries.

MANAGEMENT INVESTORS

    As part of the Transactions, Masco acquired from Holdings, and sold to certain members of management (the "Management Investors"), 15,993 shares of Class B Common Stock (divided equally among the series thereof other than Series
II) at a price per share of $5.44 and 21,930 shares of Series A-2 Preferred Stock at a price per share of $100. In addition, Wayne B. Lyon acquired from Holdings 21,180 shares of Class A Common Stock (divided equally among the series thereof other than Series I) at a price per share of $5.44, 9,645 shares of Class A Common Stock (divided equally among the series thereof other than Series
I) for no cash consideration, 22,734 shares of Class B Common Stock (divided equally among the series thereof other than Series II) at a price per share of $5.44, 10,356 shares of Class B Common Stock (divided equally among the series thereof other than Series II) for no cash consideration, and 60,212 shares of Series A-2 Preferred Stock at a price per share of $100. Mr. Lyon sold to the other Management Investors 13,059 shares of Class A Common Stock (divided equally among the series thereof other than Series I) at a price per share of $5.44, 14,019 shares of Class B Common Stock (divided equally among the series thereof other than Series II) at a price per share of $5.44, and 37,127 shares of Series A-2 Preferred Stock at a price per share of $100 per share. The Management Investors received from Holdings for no cash consideration an aggregate of 98,978 shares of Class C Common Stock. The Management Investors deposited their shares (other than Series A-2 Preferred Stock) into a voting trust, the trustee of which must be a senior member of management. The initial voting trustee is Douglas C. Barnard, Vice President, General Counsel and Secretary of Holdings and the Company. In March 1997, pursuant to an option granted by 399 Ventures as part of the Transactions, Holdings acquired (i) 4,842 shares of Class A Common Stock (divided equally among the series thereof); (ii) 5,199 shares of Class B Common Stock (divided equally among the series thereof); and (iii) 13,770 shares of Series A-2 Preferred Stock. Such shares were issued to certain members of management pursuant to a Management Investment Plan.

TRANSITION SERVICES AGREEMENT

    As part of the Transactions, Holdings and Masco entered into the Transition Services Agreement under which, until April 30, 1997, Masco will perform certain services for the Company similar to those provided by Masco to the Home Furnishings Group prior to the Acquisition. Such services include assistance in financial reporting, preparation of federal, state and local tax returns, human resources, pension and payroll administration, assistance in compliance with environmental laws and coordination of insurance. Holdings makes monthly payments to Masco of $500,000, as reduced to take into account certain current Masco personnel and other personnel or third parties that are employed or retained by Holdings, the Company or any of their subsidiaries after the Acquisition. The Transition Services Agreement provides Masco with customary exculpation, indemnification and other provisions.

TAX SHARING AGREEMENT

    Holdings, the Company and its United States subsidiaries will be included in the consolidated United States federal income tax return of Holdings. Holdings, the Company and certain of the Company's United States subsidiaries have entered into the Tax Sharing Agreement whereby the Company will pay Holdings (or Holdings will pay the Company) its pro rata share of the total tax liability, as set out in the Tax Sharing Agreement. In the event the Company is included in a joint, combined, consolidated or unitary state or local income or franchise tax return with Holdings, the Company shall make payments to Holdings, and Holdings shall make payments to the Company, in a manner consistent with that described above for federal tax purposes.

OTHER

    Ronnie R. Robbins, Jr., Vice President--Taxes of the Company, was indebted to the Company in the amount of $60,000 as of December 31, 1996 in connection with a relocation loan originally provided to Mr. Robbins by the Home Furnishings Group.

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

April 25, 1997

    Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                          TITLE                         DATE
------------------------------------------------------  ---------------------------------------  ----------------

/s/ WAYNE B. LYON                                       Chairman of the Board, President and      April 25, 1997
-------------------------------------------               Chief Executive Officer (principal
Wayne B. Lyon                                             executive officer)

/s/ RONALD J. HOFFMAN                                   Vice President, Treasurer and Chief       April 25, 1997
-------------------------------------------               Financial Officer (principal
Ronald J. Hoffman                                         financial and accounting officer)

/s/ RICHARD M. CASHIN, JR.                              Director                                  April 25, 1997
-------------------------------------------
Richard M. Cashin, Jr.

/s/ ROBERT L. GEORGE                                    Director                                  April 25, 1997
-------------------------------------------
Robert L. George

/s/ ROBERT C. LARSON                                    Director                                  April 25, 1997
-------------------------------------------
Robert C. Larson

/s/ DAVID F. THOMAS                                     Director                                  April 25, 1997
-------------------------------------------
David F. Thomas

/s/ MARTIN D. WALKER                                    Director                                  April 25, 1997
-------------------------------------------
Martin D. Walker