Form 10-Q
period 1997-03-31
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1997-05-09
CIK 1022108

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

               Quarterly Report Pursuant To Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     For Three Months Ended March 31, 1997.
                        Commission File Number 333-11905

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

             (Exact name of Registrant as specified in its Charter)

                     Delaware                              56-1977928
             (State of Incorporation)                   (I.R.S. Employer
                                                       Identification No.)
               1300 National Highway
            Thomasville, North Carolina                       27360
     (Address of principal executive offices)              (Zip Code)

                                 (910) 476-4777

                               (Telephone Number)

                                   -----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets-March 31, 1997 and December 31, 1996     1

         Condensed Statements of Operations for the three months
           ended March 31, 1997 and 1996                                   2

         Condensed  Statements of Cash Flows for the three months
           ended March 31, 1997 and 1996                                   3

         Notes to Condensed  Financial Statements                        4 - 11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12 - 14


Part II.  Other Information and Signature                               15 - 16

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Consolidated   Consolidated
                                                        Company        Company
                                                     ------------   ------------
                                                       March 31,    December 31,
                                                         1997           1996
                                                     ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash investments                          $    16,860    $   22,400
  Trade receivables                                       76,770        81,810
  Investment in Receivables Trust                         56,220        51,120
  Other receivables                                       52,770        46,280
  Inventories                                            542,580       526,300
  Prepaid expenses                                        25,660        22,690
  Deferred income taxes                                   14,080        14,080
                                                     -----------    ----------
      Total current assets                               784,940       764,680

Property and equipment, net                              347,780       349,330
Notes receivable                                           8,320         7,620
Other assets                                              62,260        69,100
                                                     -----------    ----------
  Total assets                                       $ 1,203,300    $1,190,730
                                                     ===========    ==========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Long term debt, current                            $    19,120    $   18,970
  Accounts payable                                       112,290        93,030
  Accrued liabilities                                    136,260       153,130
                                                     -----------    ----------
      Total current liabilities                          267,670       265,130

Long-term debt                                           421,460       425,650
Other long-term liabilities                               46,580        46,590
                                                     -----------    ----------
  Total liabilities                                      735,710       737,370
                                                     -----------    ----------

Common stock, $.01 par value, 3,000 shares
  authorized, 100 shares issued and outstanding             --            --
Additional paid-in capital                               421,050       421,050
Retained earnings                                         47,920        31,270
Foreign currency translation                              (1,380)        1,040
                                                     -----------    ----------
      Total shareholder's equity                         467,590       453,360
                                                     -----------    ----------
      Total liabilities and shareholder's equity     $ 1,203,300    $1,190,730
                                                     ===========    ==========


    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                   For the three months ended
                                                --------------------------------
                                                 Consolidated        Combined
                                                    Company         Predecessor
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------

Net sales                                          $490,230          $491,010
Cost of sales                                       364,500           369,170
                                                   --------          --------
  Gross profit                                      125,730           121,840

Selling, general and administrative expenses         86,420            95,330
                                                   --------          --------
  Operating profit                                   39,310            26,510
                                                   --------          --------

Other expense, net:
  Interest expense                                   11,220              --
  Interest expense, Masco Corporation                  --              22,240
  Other, net                                          2,480             1,060
                                                   --------          --------
                                                     13,700            23,300
                                                   --------          --------
  Income before income taxes                         25,610             3,210
Income taxes                                          8,960             2,940
                                                   --------          --------
  Net income                                       $ 16,650          $    270
                                                   ========          ========


    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      For the three months ended
                                                    -------------------------------
                                                      Consolidated      Combined
                                                        Company       Predecessor
                                                    March 31, 1997   March 31, 1996
                                                    --------------   --------------
OPERATING ACTIVITIES:
  Net income                                           $ 16,650        $    270
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      10,480          16,920
      Bad debt provision, net                             1,030             990
  Changes in operating assets and liabilities:
      Receivables                                        (2,180)            310
      Inventories                                       (16,270)           (940)
      Prepaid expenses and other assets                  (1,490)         (3,300)
      Accounts payable                                   19,260           1,870
      Other liabilities                                 (16,870)         (4,200)
                                                       --------        --------
        Net cash provided by operating activities        10,610          11,920
                                                       --------        --------

INVESTING ACTIVITIES:
  Net investments in Receivables Trust                   (5,100)           --
  Capital expenditures                                   (3,910)         (6,270)
  Other, net                                             (2,100)         (2,450)
                                                       --------        --------
        Net cash used for investing activities          (11,110)         (8,720)
                                                       --------        --------

FINANCING ACTIVITIES:
  Net proceeds from short term borrowings                   240            --
  Net repayments from accounts receivable transactions   (1,000)           --
  Proceeds from long-term debt                             --            29,780
  Repayments of long-term debt                           (4,280)        (41,080)
  Net increase in Masco Corporation net investment
    and advances                                           --             5,820
                                                       --------        --------
        Net cash used for financing activities           (5,040)         (5,480)
                                                       --------        --------

CASH AND CASH INVESTMENTS:
  Decrease for the period                                (5,540)         (2,280)
  Balance, beginning of period                           22,400          17,310
                                                       --------        --------
  Balance, end of period                               $ 16,860        $ 15,030
                                                       ========        ========


    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   ----------

1.        BASIS OF PRESENTATION

          The unaudited Condensed Financial Statements include the accounts of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") and its subsidiary companies for periods subsequent to August 6, 1996. Intercompany accounts and transactions are eliminated. These Condensed Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The accompanying unaudited Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's report on Form 10-K for 1996. In the Notes to Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

          The financial information for the three months ended March 31, 1996 refers to Masco Home Furnishings Group (the "Predecessor") as it existed prior to its acquisition by the Company on August 5, 1996 (the "Acquisition"). The Predecessor was not a legal entity and included certain subsidiaries of Masco Corporation ("Masco") whose operations consisted of the manufacture and sale of home furnishings products including fine furniture and decorative home furnishing fabrics. With respect to the unaudited financial information for the interim periods of the Predecessor, it is the opinion of management that all adjustments, which consist of normal and recurring adjustments necessary for a fair presentation of interim combined financial statements, have been included.

          As a result of the Acquisition and new basis of accounting resulting from the application of the purchase method of accounting, the Company's financial statements for the periods subsequent to the Acquisition are not comparable to the Predecessor's financial statements for the periods prior to the Acquisition. Operating results of the interim period are not necessarily indicative of results that may be expected for the fiscal year ended December 31, 1997.

2.        RECENTLY ISSUED ACCOUNTING STANDARDS

          Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The adoption of SFAS 125 did not have a material impact on the Company's financial statements.

3.        INVENTORY

          As of March 31, 1997 and December 31, 1996, inventory balances were as follows:

                                           1997           1996
                                         --------       --------
         Finished goods                  $230,420       $223,610
         Raw materials                    228,050        216,250
         Work in process                   84,110         86,440
                                         --------       --------
                                         $542,580       $526,300
                                         ========       ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

                                   ----------

4.        LONG-TERM DEBT

          As of March 31, 1997 and December 31, 1996, the outstanding balances of long-term debt were as follows:

                                                      1997           1996
                                                    --------       --------
             Revolving credit facility              $   --         $   --
             Tranche A term loan                      96,400        100,420
             Tranche B term loan                     140,320        140,580
             Senior subordinated notes               200,000        200,000
             Other borrowings                          3,860          3,620
                                                    --------       --------
                                                     440,580        444,620
             Less current portion                     19,120         18,970
                                                    --------       --------
                                                    $421,460       $425,650
                                                    ========       ========

5.        GUARANTOR FINANCIAL STATEMENTS

          In connection with the issuance of its 10 7/8% Senior Subordinated Notes due 2006 (the "Notes"), the Company's domestic operating subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed the Company's performance under the Notes on a joint and several basis. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. The remaining subsidiaries are direct or indirect subsidiaries of the Guarantor Subsidiaries. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating/combining financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the Notes.

          For purposes of the condensed consolidating/combining financial data, the Guarantor Subsidiaries include substantially all domestic subsidiaries of the Company (other than a special purpose subsidiary formed in connection with the Company's receivables financing facility (the "Receivables Subsidiary") and certain subsidiaries with substantially no assets or operations). The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries on the equity method. The Company also accounts for its investments in the Guarantor Subsidiaries and the Receivables Subsidiary on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

                                   ----------

5.   GUARANTOR FINANCIAL STATEMENTS, Continued:

                                     Company
                      Condensed Consolidating Balance Sheet
                                 March 31, 1997

                                                 Guarantor    Non-Guarantor
                                       Company  Subsidiaries  Subsidiaries     Eliminations    Consolidated
                                       -------  ------------  ------------     ------------    ------------
ASSETS
Current Assets:
  Cash and cash investments           $   --    $    (5,240)     $ 22,100        $    --        $   16,860
  Receivables                             --         31,740        97,800             --           129,540
  Investment in Receivables Trust         --           --          56,220             --            56,220
  Inventories                             --        444,670        97,910             --           542,580
  Prepaid expenses                        --         16,750         8,910             --            25,660
  Deferred income taxes                   --         12,640         1,440             --            14,080
  Intercompany account                    --        258,510         4,610         (263,120)           --
                                      --------  -----------      --------        ---------      ----------
    Total current assets                  --        759,070       288,990         (263,120)        784,940

Property and equipment, net               --        264,040        83,740             --           347,780
Notes receivable                          --          8,320          --               --             8,320
Other assets                              --         60,550         1,710             --            62,260
Investments in affiliates              469,840       15,770          --           (485,610)           --
                                      --------  -----------      --------        ---------      ----------
    Total assets                      $469,840  $ 1,107,750      $374,440        $(748,730)     $1,203,300
                                      ========  ===========      ========        =========      ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Long term debt, current             $   --    $    17,210      $  1,910        $    --         $  19,120
  Accounts payable                        --         82,110        30,180             --           112,290
  Accrued liabilities                     --        102,940        33,320             --           136,260
  Intercompany account                    --          4,610       258,510         (263,120)           --
                                      --------  -----------      --------        ---------      ----------
    Total current liabilities             --        206,870       323,920         (263,120)        267,670

Long-term debt                            --        420,280         1,180             --           421,460
Other long-term liabilities               --         45,200         1,380             --            46,580
                                      --------  -----------      --------        ---------      ----------
    Total liabilities                     --        672,350       326,480         (263,120)        735,710
                                      --------  -----------      --------        ---------      ----------

Shareholder's equity                   469,840      435,400        47,960         (485,610)        467,590
                                      --------  -----------      --------        ---------      ----------

    Total liabilities and
      shareholder's equity            $469,840  $ 1,107,750      $374,440        $(748,730)     $1,203,300
                                      ========  ===========      ========        =========      ==========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

                                   ----------

5.   GUARANTOR FINANCIAL STATEMENTS, Continued:

                                     Company
                      Condensed Consolidating Balance Sheet
                                December 31, 1996

                                                Guarantor    Non-Guarantor
                                      Company  Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                      -------  ------------   ------------   ------------   ------------
ASSETS
Current Assets:
  Cash and cash investments$          $   --    $    4,510      $ 17,890      $    --       $   22,400
  Receivables                             --        41,130        86,960           --          128,090
  Investment in Receivables Trust         --          --          51,120           --           51,120
  Inventories                             --       431,910        94,390           --          526,300
  Prepaid expenses                        --        15,100         7,590           --           22,690
  Deferred income taxes                   --        11,440         2,640           --           14,080
  Intercompany account                    --       245,140        12,500       (257,640)          --
                                      --------  ----------      --------      ---------     ----------
    Total current assets                  --       749,230       273,090       (257,640)       764,680

Property and equipment, net               --       265,190        84,140           --          349,330
Notes receivable                          --         7,620          --             --            7,620
Other assets                              --        55,430        13,670           --           69,100
Investments in affiliates              453,360      14,790          --         (468,150)          --
                                      --------  ----------      --------      ---------     ----------
    Total assets                      $453,360  $1,092,260      $370,900      $(725,790)    $1,190,730
                                      ========  ==========      ========      =========     ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Long term debt, current             $   --    $   17,350      $  1,620      $    --       $   18,970
  Accounts payable                        --        71,230        21,800           --           93,030
  Accrued liabilities                     --       109,950        43,180           --          153,130
  Intercompany account                    --        12,500       245,140       (257,640)          --
                                      --------  ----------      --------      ---------     ----------
    Total current liabilities             --       211,030       311,740       (257,640)       265,130

Long-term debt                            --       424,430         1,220           --          425,650
Other long-term liabilities               --        35,670        10,920           --           46,590
                                      --------  ----------      --------      ---------     ----------
    Total liabilities                     --       671,130       323,880       (257,640)       737,370
                                      --------  ----------      --------      ---------     ----------

Shareholder's equity                   453,360     421,130        47,020       (468,150)       453,360
                                      --------  ----------      --------      ---------     ----------

    Total liabilities and
      shareholder's equity            $453,360  $1,092,260      $370,900      $(725,790)    $1,190,730
                                      ========  ==========      ========      =========     ==========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

                                   ----------

5.   GUARANTOR FINANCIAL STATEMENTS, Continued:

                                     Company
                 Condensed Consolidating Statement of Operations
                    for the three months ended March 31, 1997

                                         Guarantor    Non-Guarantor
                              Company  Subsidiaries   Subsidiaries   Eliminations   Consolidated
                              -------  ------------   ------------   ------------   ------------
Net sales                     $   --     $446,540        $103,800      $(60,110)      $490,230
Cost of sales                     --      340,820          83,790       (60,110)       364,500
                              --------   --------        --------      --------       --------
  Gross profit                    --      105,720          20,010          --          125,730
Selling, general and
  administrative expenses         --       75,130          11,290          --           86,420
                              --------   --------        --------      --------       --------
  Operating profit                         30,590           8,720          --           39,310
Other expense, net             (16,650)     8,950           3,680        17,720         13,700
                              --------   --------        --------      --------       --------
  Income before
    income taxes                16,650     21,640           5,040       (17,720)        25,610
Income taxes                      --        7,150           1,810          --            8,960
                              --------   --------        --------      --------       --------
  Net income                  $ 16,650   $ 14,490        $  3,230      $(17,720)      $ 16,650
                              ========   ========        ========      ========       ========


                                   Predecessor
                   Condensed Combining Statement of Operations
                    for the three months ended March 31, 1996

                                    Guarantor     Non-Guarantor
                                  Subsidiaries     Subsidiaries     Eliminations   Combined
                                  ------------     ------------     ------------   --------
Net sales                           $ 433,860       $ 123,090        $  65,940     $ 491,010
Cost of sales                         332,980         102,130          (65,940)      369,170
                                    ---------       ---------        ---------     ---------
  Gross profit                        100,880          20,960             --         121,840
Selling, general and
  administrative expenses              77,580          17,750             --          95,330
                                    ---------       ---------        ---------     ---------
  Operating profit                     23,300           3,210             --          26,510
Other expense, net                     20,350           4,010           (1,060)       23,300
                                    ---------       ---------        ---------     ---------
  Income (loss) before
    income taxes                        2,950            (800)           1,060         3,210
Income taxes                            2,680             260             --           2,940
                                    ---------       ---------        ---------     ---------
  Net income (loss)                 $     270       $  (1,060)       $   1,060     $     270
                                    =========       =========        =========     =========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

                                   ----------

5.   GUARANTOR FINANCIAL STATEMENTS, Continued:

                                    Company
                Condensed Consolidating Statement of Cash Flows
                   for the three months ended March 31, 1997

                                                        Guarantor    Non-Guarantor
                                             Company  Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                             -------  ------------    ------------    ------------   ------------
NET CASH PROVIDED BY
(USED FOR) OPERATING
ACTIVITIES:                                   $ --       $ 21,640       $(11,030)        $ --          $ 10,610
                                              ------     --------       --------         ------        --------

INVESTING ACTIVITIES:
  Net investments in Receivables Trust          --           --           (5,100)          --            (5,100)
  Capital expenditures                          --         (2,980)          (930)          --            (3,910)
  Other, net                                    --           --           (2,100)          --            (2,100)
                                              ------     --------       --------         ------        --------
    Net cash used for
      investing activities                      --         (2,980)        (8,130)          --           (11,110)
                                              ------     --------       --------         ------        --------

FINANCING ACTIVITIES:
  Net proceeds from short term debt             --           --              240           --               240
  Net repayments from accounts
      receivable transactions                   --           --           (1,000)          --            (1,000)
  Repayments of long-term debt                  --         (4,280)          --             --            (4,280)
  Intercompany accounts, net                    --        (24,130)        24,130           --              --
                                              ------     --------       --------         ------        --------
    Net cash provided by (used for)
      financing  activities                     --        (28,410)        23,370           --            (5,040)
                                              ------     --------       --------         ------        --------

CASH AND CASH INVESTMENTS:
  Increase (decrease) for the period            --         (9,750)         4,210           --            (5,540)
  Balance, beginning of period                  --          4,510         17,890           --            22,400
                                              ------     --------       --------         ------        --------
  Balance, end of period                      $ --       $ (5,240)      $ 22,100         $ --          $ 16,860
                                              ======     ========       ========         ======        ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

                                   ----------

5.   GUARANTOR FINANCIAL STATEMENTS, Continued:

                                   Predecessor
                   Condensed Combining Statement of Cash Flows
                    for the three months ended March 31, 1996

                                                  Guarantor     Non-Guarantor
                                                Subsidiaries    Subsidiaries    Eliminations    Combined
                                                ------------    ------------    ------------    --------
NET CASH (USED FOR)
PROVIDED BY OPERATING
ACTIVITIES:                                       $ (8,950)       $ 19,840        $  1,030      $ 11,920
                                                  --------        --------        --------      --------

INVESTING ACTIVITIES:
  Capital expenditures                              (5,140)         (1,130)           --          (6,270)
  Other, net                                        10,140           4,630         (17,220)       (2,450)
                                                  --------        --------        --------      --------
    Net cash provided by (used for)
      investing activities                           5,000           3,500         (17,220)       (8,720)
                                                  --------        --------        --------      --------

FINANCING ACTIVITIES:
  Proceeds from long term debt                          40          29,740            --          29,780
  Repayments of long term debt                         (40)        (41,040)           --         (41,080)
  Increase (decrease) in Masco
    Corporation net investment
      and advances                                   3,990         (14,360)         16,190         5,820
                                                  --------        --------        --------      --------
    Net cash provided by (used for)
      financing activities                           3,990         (25,660)         16,190        (5,480)
                                                  --------        --------        --------      --------

CASH AND CASH INVESTMENTS:
  Increase (decrease) for the period                    40          (2,320)           --          (2,280)
  Balance, beginning of period                       4,540          12,770            --          17,310
                                                  --------        --------        --------      --------
  Balance, end of period                          $  4,580        $ 10,450        $   --        $ 15,030
                                                  ========        ========        ========      ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
               NOTES TO CONDENSED FINANCIAL STATEMENTS, continued

                                   ----------

6.   PRO FORMA SUPPLEMENTARY DATA

     The following pro forma supplementary data for the three months ended March 31, 1996 gives effect to the Acquisition transactions as if they had occurred on January 1, 1996. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the transactions been consummated on the dates assumed and does not project the Company's results of operations for any future date.

                                                   Three Months Ended
                                                 ---------------------
                                                    March 31, 1996
                                                 ---------------------
                                                 (Dollars in millions)

     Net sales                                          $491.0
     Gross profit                                        124.2
     Operating profit                                     34.2
     Net income                                           10.6

     The primary adjustments applied to the historical predecessor financial statements to arrive at the pro forma presentation include the following:

     a) Adjustment to reflect elimination of goodwill amortization of approximately $14.2 million on an annualized basis.

     b) Adjustment of approximately $15.9 million on an annual basis to reflect decreased depreciation for write-down of property and equipment from the allocation of the estimated fair value of the net assets.

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

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For purposes of the discussions that follow, the results of operations for the three months ended March 31, 1996 represent the results of the Predecessor.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

     Net sales were $490.2 million for the three months ended March 31, 1997, a decrease of $0.8 million, or 0.2%, from $491.0 million for the comparable period of 1996. Net sales of fine furniture decreased 0.4% to $423.0 for the three months ended March 31, 1997 from $424.6 for the comparable period of 1996. Fine furniture sales were negatively impacted by the Company's strategy of exiting less profitable product lines and relatively soft major retailer sales. Net sales of decorative home furnishing fabrics increased 1.2% to $67.2 million for the three months ended March 31, 1997 from $66.4 million for the comparable period of 1996.

     Gross profit was $125.7 million for the three months ended March 31, 1997, an increase of $3.9 million, or 3.2%, from $121.8 million for the Predecessor's comparable period of 1996. This increase was primarily attributable to the Company's continuous improvement initiatives, combined with the impact of reduced depreciation expense which resulted from the allocation of the purchase price of the Acquisition.

     Selling, general and administrative expenses were reduced to $86.4 million for the three months ended March 31, 1997, a decrease of $8.9 million, or 9.3%, from $95.3 million for the comparable period of 1996. As a percentage of net sales, selling, general and administrative expenses improved to 17.6% for the three months ended March 31, 1997 from 19.4% for the comparable period of 1996. Selling expense was 10.8% of net sales as compared to 11.3% for 1996, and general and administrative expenses decreased to 6.8% of net sales from 8.1% in 1996. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives implemented in late 1996, combined with the net decrease in general and administrative expenses which the Company has incurred on a stand-alone basis compared to the management fees previously charged by Masco.

     Operating profit increased to $39.3 million for the three months ended March 31, 1997, an increase of $ 12.8 million, or 48.3%, from $26.5 million for the comparable period of 1996. As a percentage of net sales, operating profit increased to 8.0% for the three months ended March 31, 1997 from 5.4% for the comparable period of 1996. This improvement was achieved primarily for the reasons discussed above.

     Interest expense was $11.2 million for the three months ended March 31, 1997, a decrease of $11.0 million, or 49.5%, from the comparable period of 1996. This decrease was a result of lower average debt outstanding during the three months ended March 31, 1997, partially offset by higher average borrowing rates during the three months ended March 31, 1997 than in the comparable period of 1996.

PRO FORMA RESULTS OF OPERATIONS

                                                    Three Months Ended
                                                    ------------------
                                                      March 31, 1996
                                                    ------------------
                                                   (Dollars in millions)

     Net sales                                            $491.0
     Gross profit                                          124.2
     Operating profit                                       34.2
     Net income                                             10.6

(a) The Note to Financial Statements captioned "Pro Forma Supplementary Data" as set forth in Note 6 of the accompanying financial statements of this report should be read in conjunction with this information.

     For purposes of the discussion that follows, the results of the current period are compared with the pro forma results of the three months ended March 31, 1996 (giving effect to the Acquisition transactions as if they had occurred on January 1, 1996). On a pro forma basis, the Company's operating income increased from $34.2 million to $39.3 million, an increase of 14.9%, and net income increased from $10.6 million to $16.6 million, an increase of 56.6%. Comparisons benefited from initiatives to trim less profitable product lines and reduce manufacturing expense, as well as lowering selling, general and administrative costs, combined with lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the Acquisition, working capital needs and the funding of capital expenditures.

     The Company's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under its revolving credit facility. Net cash from operating activities for the three months ended March 31, 1997 was $10.6 million, a decrease of $1.3 million from $11.9 million in the comparable period of 1996.

     The Company made principal payments on its long-term debt of $4.3 million for the three months ended March 31, 1997. Transactions under the Receivables Facility resulted in net repayments of $1.0 million and an increased investment in the Receivables Trust of $5.1 million. Capital expenditures totaled $3.9 million for the three months ended March 31, 1997.

PART II.  OTHER INFORMATION

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

     Items 1, 2, 3, and 5 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 6, 1997, FURNISHINGS INTERNATIONAL INC., the sole stockholder of the Company, by written consent, elected Mr. Robert C. Larson to the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number     Description of Exhibits
------     -----------------------

  27+      Financial Data Schedule

---------------
+  Filed herewith

     (b) No reports on Form 8-K were filed by the registrant during the three months ended March 31, 1997.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 9, 1997                     BY: RONALD J. HOFFMAN
                                           ------------------------------
                                       Ronald J. Hoffman
                                       Vice President and Treasurer

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                 EXHIBIT INDEX

Exhibit
Number
------

  27+      Financial Data Schedule

---------------
+  Filed herewith