Form 10-Q
period 1997-06-30
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1997-08-14
CIK 1022108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                               ------------------

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997.
                        COMMISSION FILE NUMBER 333-11905

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                              56-1977928
      (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER
                                                IDENTIFICATION NO.)

        1300 NATIONAL HIGHWAY
     THOMASVILLE, NORTH CAROLINA                       27360
   (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
              OFFICES)

                                 (910) 476-4777
                               (TELEPHONE NUMBER)

                            ------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
                               THE PAST 90 DAYS.

                                 YES /X/ NO / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE:

           100 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE AS OF AUGUST 14,
                                      1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                     INDEX

                                                                                                           PAGE NO.
                                                                                                          -----------

    Part I.  Financial Information

    Item 1. Financial Statements

            Condensed Balance Sheets--June 30, 1997 and December 31, 1996...............................           1

            Condensed Statements of Operations for the six months and the three months ended June 30,
               1997 and 1996............................................................................           2

            Condensed Statements of Cash Flows for the six months ended June 30, 1997 and 1996..........           3

            Notes to Condensed Financial Statements.....................................................        4-11

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......       12-14

    Part II. Other Information

    Item 6.  Exhibits and Reports on Form 8-K...........................................................          15

    Signature Page......................................................................................          16

    Exhibit Index.......................................................................................          17

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                                                       CONSOLIDATED  CONSOLIDATED
                                                                                         COMPANY       COMPANY
                                                                                       ------------  ------------
                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  ------------
                                       ASSETS

Current assets:
  Cash and cash investments..........................................................   $   24,550    $   22,400
  Trade receivables..................................................................       65,270        81,810
  Investment in receivables trust....................................................       53,990        51,120
  Other receivables..................................................................       46,330        46,280
  Inventories........................................................................      566,510       526,300
  Prepaid expenses...................................................................       26,250        22,690
  Deferred income taxes..............................................................       14,080        14,080
                                                                                       ------------  ------------
    Total current assets.............................................................      796,980       764,680
Property and equipment, net..........................................................      354,230       349,330
Notes receivable.....................................................................        8,910         7,620
Other assets.........................................................................       59,750        69,100
                                                                                       ------------  ------------
    Total assets.....................................................................   $1,219,870    $1,190,730
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                        LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Long-term debt, current............................................................   $   18,840    $   18,970
  Accounts payable...................................................................      122,680        93,030
  Accrued liabilities................................................................      141,890       153,130
                                                                                       ------------  ------------
    Total current liabilities........................................................      283,410       265,130
Long-term debt.......................................................................      406,590       425,650
Other long-term liabilities..........................................................       45,720        46,590
                                                                                       ------------  ------------
    Total liabilities................................................................      735,720       737,370
                                                                                       ------------  ------------
Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and
  outstanding........................................................................           --            --
Additional paid-in capital...........................................................      421,050       421,050
Retained earnings....................................................................       64,290        31,270
Foreign currency translation.........................................................       (1,190)        1,040
                                                                                       ------------  ------------
    Total shareholder's equity.......................................................      484,150       453,360
                                                                                       ------------  ------------
    Total liabilities and shareholder's equity.......................................   $1,219,870    $1,190,730
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                       CONDENSED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                          FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                        ----------------------------  ----------------------------
                                                        CONSOLIDATED     COMBINED     CONSOLIDATED     COMBINED
                                                           COMPANY      PREDECESSOR      COMPANY      PREDECESSOR
                                                        JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
                                                        -------------  -------------  -------------  -------------
Net sales.............................................   $   969,630    $   981,120    $   479,400    $   490,110
Cost of sales.........................................       717,720        741,960        353,220        372,790
                                                        -------------  -------------  -------------  -------------
  Gross profit........................................       251,910        239,160        126,180        117,320
Selling, general and administrative expenses..........       172,610        189,130         86,190         93,800
                                                        -------------  -------------  -------------  -------------
  Operating profit....................................        79,300         50,030         39,990         23,520
                                                        -------------  -------------  -------------  -------------
Other expense, net:
  Interest expense....................................        22,270            780         11,050            780
  Interest expense, Masco Corporation.................            --         43,730             --         21,490
  Other, net..........................................         6,230          2,930          3,750          1,870
                                                        -------------  -------------  -------------  -------------
                                                              28,500         47,440         14,800         24,140
                                                        -------------  -------------  -------------  -------------
  Income before income taxes..........................        50,800          2,590         25,190           (620)
Income taxes..........................................        17,780          5,020          8,820          2,080
                                                        -------------  -------------  -------------  -------------
  Net income..........................................   $    33,020    $    (2,430)   $    16,370    $    (2,700)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                      ----------------------------
                                                                                      CONSOLIDATED     COMBINED
                                                                                         COMPANY      PREDECESSOR
                                                                                      JUNE 30, 1997  JUNE 30, 1996
                                                                                      -------------  -------------
OPERATING ACTIVITIES:
Net income..........................................................................   $    33,020     $  (2,430)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................        12,770        25,500
  Fabric sample book amortization...................................................         8,110         8,330
  Bad debt provision, net...........................................................         2,320         1,590
Changes in operating assets and liabilities:
  Receivables.......................................................................         9,350         7,990
  Inventories.......................................................................       (40,210)       (8,220)
  Prepaid expenses and other assets.................................................         2,130          (880)
  Accounts payable..................................................................        29,650         3,820
  Other liabilities.................................................................       (12,410)        9,740
                                                                                      -------------  -------------
    Net cash provided by operating activities.......................................        44,730        45,440
                                                                                      -------------  -------------
INVESTING ACTIVITIES:
Net investments in receivables trust................................................        (2,870)           --
Capital expenditures................................................................       (17,170)      (13,870)
Fabric sample book expenditures.....................................................        (6,840)       (7,220)
Issuance of notes receivable........................................................            --        (3,280)
Collection of notes receivable......................................................        10,530         5,490
Other, net..........................................................................           (40)       (3,350)
                                                                                      -------------  -------------
    Net cash used for investing activities..........................................       (16,390)      (22,230)
                                                                                      -------------  -------------
FINANCING ACTIVITIES:
Net proceeds from short-term borrowings.............................................           850            --
Net repayments from accounts receivable transactions................................        (7,000)           --
Proceeds from long-term debt........................................................            --        65,460
Repayments of long-term debt........................................................       (20,040)      (66,530)
Net decrease in Masco Corporation net investment and advances.......................            --       (27,400)
                                                                                      -------------  -------------
    Net cash used for financing activities..........................................       (26,190)      (28,470)
                                                                                      -------------  -------------
CASH AND CASH INVESTMENTS:
Increase (decrease) for the period..................................................         2,150        (5,260)
Balance, beginning of period........................................................        22,400        17,310
                                                                                      -------------  -------------
Balance, end of period..............................................................   $    24,550     $  12,050
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited Condensed Financial Statements include the accounts of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") and its subsidiary companies as of June 30, 1997 and December 31, 1996 and for the three and six month periods ended June 30, 1997. Intercompany accounts and transactions are eliminated. These Condensed Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The accompanying unaudited Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's report on Form 10-K for the fiscal year ended December 31, 1996. In the Notes to Condensed Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

    The financial information for the three and six month periods ended June 30, 1996 refers to Masco Home Furnishings Group (the "Predecessor") as it existed prior to its acquisition by the Company on August 5, 1996 (the "Acquisition"). The Predecessor was not a legal entity and included certain subsidiaries of Masco Corporation ("Masco") whose operations consisted of the manufacture and sale of home furnishings products including fine furniture and decorative home furnishing fabrics. With respect to the unaudited financial information for the interim periods of the Predecessor, it is the opinion of management that all adjustments, which consist of normal and recurring adjustments necessary for a fair presentation of interim combined financial statements, have been included.

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

3. INVENTORY

    As of June 30, 1997 and December 31, 1996, inventory balances were as follows:

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
Finished goods.........................................................................  $  249,830   $  223,610
Raw materials..........................................................................     230,815      216,250
Work in process........................................................................      85,865       86,440
                                                                                         ----------  ------------
                                                                                         $  566,510   $  526,300
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

4. LONG-TERM DEBT

    As of June 30, 1997 and December 31, 1996, the outstanding balances of long-term debt were as follows:

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
Revolving credit facility..............................................................  $       --   $       --
Tranche A term loan....................................................................      87,820      100,420
Tranche B term loan....................................................................     133,140      140,580
Senior subordinated notes..............................................................     200,000      200,000
Other borrowings.......................................................................       4,470        3,620
                                                                                         ----------  ------------
                                                                                            425,430      444,620
Less current portion...................................................................      18,840       18,970
                                                                                         ----------  ------------
                                                                                         $  406,590   $  425,650
                                                                                         ----------  ------------
                                                                                         ----------  ------------

    The Company has negotiated with its lenders a six year $400 million senior secured revolving credit facility to replace the existing Revolving credit facility, Tranche A term loan and Tranche B term loan. The new facility will provide the Company with increased financial flexibility by eliminating quarterly principal payments, reducing financing costs on the facility and eliminating certain restrictive covenants.

    The Company expects to complete the refinancing on August 15, 1997, at which time deferred financing costs related to the existing facility of approximately $20 million will be written off as a non-cash extraordinary item.

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

    For purposes of the condensed consolidating/combining financial data, the Guarantor Subsidiaries include substantially all domestic subsidiaries of the Company (other than special purpose subsidiaries formed in connection with the Company's receivables financing facility (the "Receivables Subsidiaries") and certain subsidiaries with substantially no assets or operations). The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries on the equity method. The Company also accounts for its investments in the Guarantor Subsidiaries and the Receivables Subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

5. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)
                                    COMPANY
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1997

                                                                GUARANTOR    NON-GUARANTOR
                                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ----------  ------------  --------------  ------------  ------------
ASSETS
Current Assets:
  Cash and cash investments......................  $   --      $     11,160    $   13,390     $   --        $   24,550
  Receivables....................................      --            17,180        94,420         --           111,600
  Investment in receivables trust................      --           --             53,990         --            53,990
  Inventories....................................      --           470,200        96,310         --           566,510
  Prepaid expenses...............................      --            17,220         9,030         --            26,250
  Deferred income taxes..........................      --            12,640         1,440         --            14,080
  Intercompany account...........................      --           248,830         7,830       (256,660)       --
                                                   ----------  ------------  --------------  ------------  ------------
      Total current assets.......................      --           777,230       276,410       (256,660)      796,980
Property and equipment, net......................      --           269,490        84,740         --           354,230
Notes receivable.................................      --             8,910        --             --             8,910
Other assets.....................................      --            58,330         1,420         --            59,750
Investments in affiliates........................     484,150         4,000        --           (488,150)       --
                                                   ----------  ------------  --------------  ------------  ------------
      Total assets...............................  $  484,150  $  1,117,960    $  362,570     $ (744,810)   $1,219,870
                                                   ----------  ------------  --------------  ------------  ------------
                                                   ----------  ------------  --------------  ------------  ------------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Long-term debt, current........................  $   --      $     16,290    $    2,550     $   --        $   18,840
  Accounts payable...............................      --            97,740        24,940         --           122,680
  Accrued liabilities............................      --            97,530        44,360         --           141,890
  Intercompany account...........................      --             7,830       248,830       (256,660)       --
                                                   ----------  ------------  --------------  ------------  ------------
      Total current liabilities..................      --           219,390       320,680       (256,660)      283,410
Long-term debt...................................      --           406,590        --             --           406,590
Other long-term liabilities......................      --            44,380         1,340         --            45,720
                                                   ----------  ------------  --------------  ------------  ------------
      Total liabilities..........................      --           670,360       322,020       (256,660)      735,720
                                                   ----------  ------------  --------------  ------------  ------------
Shareholder's equity.............................     484,150       447,600        40,550       (488,150)      484,150
                                                   ----------  ------------  --------------  ------------  ------------
      Total liabilities and shareholder's
        equity...................................  $  484,150  $  1,117,960    $  362,570     $ (744,810)   $1,219,870
                                                   ----------  ------------  --------------  ------------  ------------
                                                   ----------  ------------  --------------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

5. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)
                                    COMPANY
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996

                                                                 GUARANTOR    NON-GUARANTOR
                                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    ----------  ------------  --------------  ------------  ------------
ASSETS
Current Assets:
  Cash and cash investments.......................  $   --      $      4,510    $   17,890     $   --        $   22,400
  Receivables.....................................      --            41,130        86,960         --           128,090
  Investment in receivables trust.................      --           --             51,120         --            51,120
  Inventories.....................................      --           431,910        94,390         --           526,300
  Prepaid expenses................................      --            15,100         7,590         --            22,690
  Deferred income taxes...........................      --            11,440         2,640         --            14,080
  Intercompany account............................      --           245,140        12,500       (257,640)       --
                                                    ----------  ------------  --------------  ------------  ------------
      Total current assets........................      --           749,230       273,090       (257,640)      764,680
Property and equipment,net........................      --           265,190        84,140         --           349,330
Notes receivable..................................      --             7,620        --             --             7,620
Other assets......................................      --            55,430        13,670         --            69,100
Investments in affiliates.........................     453,360        14,790        --           (468,150)       --
                                                    ----------  ------------  --------------  ------------  ------------
      Total assets................................  $  453,360  $  1,092,260    $  370,900     $ (725,790)   $1,190,730
                                                    ----------  ------------  --------------  ------------  ------------
                                                    ----------  ------------  --------------  ------------  ------------

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Long-term debt, current.........................  $   --      $     17,350    $    1,620     $   --        $   18,970
  Accounts payable................................      --            71,230        21,800         --            93,030
  Accrued liabilities.............................      --           109,950        43,180         --           153,130
  Intercompany account............................      --            12,500       245,140       (257,640)       --
                                                    ----------  ------------  --------------  ------------  ------------
      Total current liabilities...................      --           211,030       311,740       (257,640)      265,130
Long-term debt....................................      --           424,430         1,220         --           425,650
Other long-term liabilities.......................      --            35,670        10,920         --            46,590
                                                    ----------  ------------  --------------  ------------  ------------
      Total liabilities...........................      --           671,130       323,880       (257,640)      737,370
                                                    ----------  ------------  --------------  ------------  ------------
Shareholder's equity..............................     453,360       421,130        47,020       (468,150)      453,360
                                                    ----------  ------------  --------------  ------------  ------------
      Total liabilities and shareholder's
        equity....................................  $  453,360  $  1,092,260    $  370,900     $ (725,790)   $1,190,730
                                                    ----------  ------------  --------------  ------------  ------------
                                                    ----------  ------------  --------------  ------------  ------------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

5. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)
                                    COMPANY
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                  GUARANTOR   NON-GUARANTOR
                                                      COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                     ----------  -----------  --------------  ------------  ------------
Net sales..........................................  $   --       $ 877,240     $  213,710     $ (121,320)   $  969,630
Cost of sales......................................      --         661,000        178,040       (121,320)      717,720
                                                     ----------  -----------  --------------  ------------  ------------
  Gross profit.....................................      --         216,240         35,670         --           251,910
Selling, general and administrative expenses.......      --         148,320         24,290         --           172,610
                                                     ----------  -----------  --------------  ------------  ------------
  Operating profit.................................      --          67,920         11,380         --            79,300
Other expense, net.................................     (33,020)     24,720         (4,810)        41,610        28,500
                                                     ----------  -----------  --------------  ------------  ------------
  Income before income taxes.......................      33,020      43,200         16,190        (41,610)       50,800
Income taxes.......................................      --          14,540          3,240         --            17,780
                                                     ----------  -----------  --------------  ------------  ------------
  Net income.......................................  $   33,020   $  28,660     $   12,950     $  (41,610)   $   33,020
                                                     ----------  -----------  --------------  ------------  ------------
                                                     ----------  -----------  --------------  ------------  ------------

                                  PREDECESSOR
                  CONDENSED COMBINING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                             GUARANTOR   NON-GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   COMBINED
                                                            -----------  --------------  ------------  ----------
Net sales.................................................   $ 864,990     $  252,150     $ (136,020)  $  981,120
Cost of sales.............................................     666,180        211,800       (136,020)     741,960
                                                            -----------  --------------  ------------  ----------
  Gross profit............................................     198,810         40,350         --          239,160
Selling, general and administrative expenses..............     154,370         34,760         --          189,130
                                                            -----------  --------------  ------------  ----------
  Operating profit........................................      44,440          5,590         --           50,030
Other expense, net........................................      39,240          5,980          2,220       47,440
                                                            -----------  --------------  ------------  ----------
  Income (loss) before income taxes.......................       5,200           (390)        (2,220)       2,590
Income taxes..............................................       5,290           (270)        --            5,020
                                                            -----------  --------------  ------------  ----------
  Net loss................................................   $     (90)    $     (120)    $   (2,220)  $   (2,430)
                                                            -----------  --------------  ------------  ----------
                                                            -----------  --------------  ------------  ----------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

5. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)
                                    COMPANY
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                                GUARANTOR    NON-GUARANTOR
                                                     COMPANY    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                     --------   ---------    ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:.........  $  --      $ 37,310     $  7,420     $  --        $ 44,730
                                                     --------   ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
Net investments in receivables trust...............     --         --          (2,870)       --          (2,870)
Capital expenditures...............................     --       (14,470)      (2,700)       --         (17,170)
Fabric sample book expenditures....................     --        (6,840)       --           --          (6,840)
Collection of notes receivable.....................     --        10,530        --           --          10,530
Other, net.........................................     --         --             (40)       --             (40)
                                                     --------   ---------    ---------    ---------    ---------
    Net cash used for investing activities.........     --       (10,780)      (5,610)       --         (16,390)
                                                     --------   ---------    ---------    ---------    ---------
FINANCING ACTIVITIES:
Net proceeds from short-term debt..................     --           850        --           --             850
Net repayments from accounts receivable
  transactions.....................................     --         --          (7,000)       --          (7,000)
Repayments of long-term debt.......................     --       (19,750)        (290)       --         (20,040)
Intercompany accounts, net.........................     --          (980)         980        --           --
                                                     --------   ---------    ---------    ---------    ---------
    Net cash used for financing activities.........     --       (19,880)      (6,310)       --         (26,190)
                                                     --------   ---------    ---------    ---------    ---------
CASH AND CASH INVESTMENTS:
Increase (decrease) for the period.................     --         6,650       (4,500)       --           2,150
Balance, beginning of period.......................     --         4,510       17,890        --          22,400
                                                     --------   ---------    ---------    ---------    ---------
Balance, end of period.............................  $  --      $ 11,160     $ 13,390     $  --        $ 24,550
                                                     --------   ---------    ---------    ---------    ---------
                                                     --------   ---------    ---------    ---------    ---------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

5. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)
                                  PREDECESSOR
                  CONDENSED COMBINING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                             GUARANTOR   NON-GUARANTOR
                                                            SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   COMBINED
                                                            -----------  --------------  ------------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:................   $  17,990     $   29,710     $   (2,260)  $   45,440
                                                            -----------  --------------  ------------  ----------

INVESTING ACTIVITIES:
Capital expenditures......................................     (11,630)        (2,240)        --          (13,870)
Fabric sample book expenditures...........................      (7,220)        --             --           (7,220)
Issuance of notes receivable..............................      (3,280)        --             --           (3,280)
Collection of notes receivable............................       3,180          2,310         --            5,490
Other, net................................................      (4,100)         3,930         (3,180)      (3,350)
                                                            -----------  --------------  ------------  ----------
    Net cash provided by (used for) investing
      activities..........................................     (23,050)         4,000         (3,180)     (22,230)
                                                            -----------  --------------  ------------  ----------

FINANCING ACTIVITIES:
Increase (decrease) in Masco Corporation net investment
  and advances............................................       3,140        (35,980)         5,440      (27,400)
Increase in other debt....................................         800         64,660         --           65,460
Payment of other debt.....................................        (830)       (65,700)        --          (66,530)
                                                            -----------  --------------  ------------  ----------
    Net cash provided by (used for) financing
      activities..........................................       3,110        (37,020)         5,440      (28,470)
                                                            -----------  --------------  ------------  ----------

CASH AND CASH INVESTMENTS:
Decrease for the period...................................      (1,950)        (3,310)        --           (5,260)
Balance, beginning of period..............................       4,540         12,770         --           17,310
                                                            -----------  --------------  ------------  ----------
Balance, end of period....................................   $   2,590     $    9,460     $   --       $   12,050
                                                            -----------  --------------  ------------  ----------
                                                            -----------  --------------  ------------  ----------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

6. PRO FORMA SUPPLEMENTARY DATA

    The following pro forma supplementary data for the six months ended June 30, 1996 gives effect to the Acquisition transactions as if they had occurred on January 1, 1996. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the Acquisition transactions been consummated on the dates assumed and does not project the Company's results of operations for any future date.

                                                                                                   SIX MONTHS
                                                                                                      ENDED
                                                                                                  JUNE 30, 1996
                                                                                                   (DOLLARS IN
                                                                                                    MILLIONS)
                                                                                               -------------------
Net sales....................................................................................       $   981.1
Gross profit.................................................................................           243.8
Operating profit.............................................................................            65.5
Net income...................................................................................            18.7

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

d) Adjustment to eliminate the operating results of businesses acquired by FURNISHINGS INTERNATIONAL INC. from Masco but not contributed to the Company.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    For purposes of the discussions that follow, the results of operations for the six months and three months ended June 30, 1996 represent the results of the Predecessor.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS
                              ENDED JUNE 30, 1996

    Net sales were $479.4 million for the three months ended June 30, 1997, a decrease of $10.7 million, or 2.2%, from $490.1 million for the comparable period of 1996. Net sales of fine furniture decreased 3.5% to $411.4 million for the three months ended June 30, 1997 from $426.5 million for the comparable period of 1996. Fine furniture sales were negatively impacted by the Company's strategy of exiting less profitable product lines and relatively soft major retailer sales. Net sales of decorative home furnishing fabrics increased 6.9% to $68.0 million for the three months ended June 30, 1997 from $63.6 million for the comparable period of 1996.

    Gross profit was $126.2 million for the three months ended June 30, 1997, an increase of $8.9 million, or 7.6%, from $117.3 million for the Predecessor's comparable period of 1996. Gross profit margins increased to 26.3% for the three months ended June 30, 1997 from 23.9% for the comparable period of 1996. This increase was primarily attributable to the Company's continuous improvement initiatives and the benefit of reduced depreciation expense which resulted from the allocation of the purchase price of the Acquisition.

    Selling, general and administrative expenses were reduced to $86.2 million for the three months ended June 30, 1997, a decrease of $7.6 million, or 8.1%, from $93.8 million for the comparable period of 1996. As a percentage of net sales, selling, general and administrative expenses improved to 18.0% for the three months ended June 30, 1997 from 19.1% for the comparable period of 1996. Selling expense was 11.4% of net sales as compared to 11.3% for 1996, and general and administrative expenses decreased to 6.6% of net sales from 7.8% in 1996. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives, elimination of goodwill amortization, and the net decrease in general and administrative expenses which the Company has incurred on a stand-alone basis compared to the management fees previously charged by Masco.

    Operating profit increased to $40.0 million for the three months ended June 30, 1997, an increase of $16.5 million, or 70.2%, from $23.5 million for the comparable period of 1996. As a percentage of net sales, operating profit increased to 8.3% for the three months ended June 30, 1997 from 4.8% for the comparable period of 1996. This improvement was achieved primarily for the reasons discussed above.

    Interest expense was $11.1 million for the three months ended June 30, 1997, a decrease of $11.2 million, or 50.2%, from the comparable period of 1996. This decrease was a result of lower average debt outstanding during the three months ended June 30, 1997 when compared to the Predecessor's advances from Masco outstanding during the comparable period of 1996. The reduced interest expense from the lower level of debt after the Acquisition combined with approximately $128 million of principal repayments made since August 5, 1996 were partially offset by higher average borrowing rates.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
       COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS
                              ENDED JUNE 30, 1996

    Net sales were $969.6 million for the six months ended June 30, 1997, a decrease of $11.5 million, or 1.2%, from $981.1 million for the comparable period of 1996. Net sales of fine furniture decreased 1.6% to $834.4 million for the six months ended June 30, 1997 from $848.0 million for the comparable period of 1996. Fine furniture sales were negatively impacted by the Company's strategy of exiting less profitable product lines and relatively soft major retailer sales. Net sales of decorative home furnishing fabrics increased 1.6% to $135.2 million for the six months ended June 30, 1997 from $133.1 million for the comparable period of 1996.

    Gross profit was $251.9 million for the six months ended June 30, 1997, an increase of $12.7 million, or 5.3%, from $239.2 million for the Predecessor's comparable period of 1996. Gross profit margins increased to 26.0% for the six months ended June 30, 1997 from 24.4% for the comparable period of 1996. This increase was primarily attributable to the Company's continuous improvement initiatives and the benefit of reduced depreciation expense which resulted from the allocation of the purchase price of the Acquisition.

    Selling, general and administrative expenses were reduced to $172.6 million for the six months ended June 30, 1997, a decrease of $16.5 million, or 8.7%, from $189.1 million for the comparable period of 1996. As a percentage of net sales, selling, general and administrative expenses improved to 17.8% for the six months ended June 30, 1997 from 19.3% for the comparable period of 1996. Selling expense was 11.1% of net sales as compared to 11.3% for 1996, and general and administrative expenses decreased to 6.7% of net sales from 8.0% in 1996. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives, elimination of goodwill amortization, and the net decrease in general and administrative expenses which the Company has incurred on a stand-alone basis compared to the management fees previously charged by Masco.

    Operating profit increased to $79.3 million for the six months ended June 30, 1997, an increase of $29.3 million, or 58.6%, from $50.0 million for the comparable period of 1996. As a percentage of net sales, operating profit increased to 8.2% for the six months ended June 30, 1997 from 5.1% for the comparable period of 1996. This improvement was achieved primarily for the reasons discussed above.

    Interest expense was $22.3 million for the six months ended June 30, 1997, a decrease of $22.2 million, or 50.0%, from the comparable period of 1996. This decrease was a result of lower average debt outstanding during the six months ended June 30, 1997 when compared to the Predecessor's advances from Masco outstanding during the comparable period of 1996. The reduced interest expense from the lower level of debt after the Acquisition combined with approximately $128 million of principal repayments made since August 5, 1996 were partially offset by higher average borrowing rates.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        PRO FORMA RESULTS OF OPERATIONS

                                                                            SIX MONTHS ENDED
                                                                              JUNE 30, 1996
                                                                               (DOLLARS IN
                                                                                MILLIONS)
                                                                           -------------------
Net sales................................................................       $   981.1
Gross profit.............................................................           243.8
Operating profit.........................................................            65.5
Net income...............................................................            18.7

    (a) The Note to Financial Statements captioned "Pro Forma Supplementary Data" as set forth in Note 6 of the accompanying financial statements of this report should be read in conjunction with this information.

    For purposes of the discussion that follows, the results of the six months ended June 30, 1997 are compared with the pro forma results of the six months ended June 30, 1996 (giving effect to the Acquisition transactions as if they had occurred on January 1, 1996). On a pro forma basis, the Company's operating income increased from $65.5 million to $79.3 million, an increase of 21.1%, and net income increased from $18.7 million to $33.0 million, an increase of 76.5%. Results benefited from initiatives to trim less profitable product lines and reduce manufacturing expense, as well as lowering selling, general and administrative costs, combined with lower interest expense.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the Acquisition, working capital needs and the funding of capital expenditures. The Company's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under its Revolving credit facility. Net cash from operating activities for the six months ended June 30, 1997 was $44.7 million, a decrease of $0.7 million from $45.4 million in the comparable period of 1996.

    The Company made principal payments on its long-term debt of $20.0 million for the six months ended June 30, 1997. Transactions under the Receivables Facility resulted in net repayments of $7.0 million and an increased investment in the receivables trust of $2.9 million. Capital expenditures totaled $17.2 million for the six months ended June 30, 1997.

    The Company has negotiated with its lenders a six year $400 million senior secured revolving credit facility to replace the existing Revolving credit facility, Tranche A term loan and Tranche B term loan. The new facility will provide the Company with increased financial flexibility by eliminating quarterly principal payments, reducing financing costs on the facility, and eliminating certain restrictive covenants.

    The Company expects to complete the refinancing on August 15, 1997, at which time deferred financing costs related to the existing facility of approximately $20 million will be written off as a non-cash extraordinary item.

                           PART II. OTHER INFORMATION

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

    Items 1, 2, 3, 4, and 5 are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 EXHIBIT
 NUMBER    DESCRIPTION OF EXHIBITS
---------  -------------------------------------------------------------
  10.1+    Third Amendment, dated as of July 15, 1997, to Stockholders'
            Agreement

   27+     Financial Data Schedule

    (b) No reports on Form 8-K were filed by the registrant during the three months ended June 30, 1997.

------------------------

+  Filed herewith

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LIFESTYLE FURNISHINGS INTERNATIONAL
                                          LTD.

    Date: August 14, 1997                 BY: /s/ RONALD J. HOFFMAN
     ---------------------------------------------------------------------------

                                          Ronald J. Hoffman
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Chief Financial Officer and
                                          Authorized Signatory)

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                              DESCRIPTION OF EXHIBITS
-----------  ---------------------------------------------------------------------------------------------------------
   10.1      Third Amendment, dated as of July 15, 1997, to Stockholders' Agreement

    27       Financial Data Schedule