Form 10-Q
period 1997-08-08
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1997-11-12
CIK 1022108

--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     ___________

                                      FORM 10-Q

                                     ___________

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                         FOR QUARTER ENDED SEPTEMBER 30, 1997

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

                                    (910) 476-4777
                                  (TELEPHONE NUMBER)

                                     ___________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING
  THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
     REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
                       REQUIREMENTS FOR THE PAST 90 DAYS.

                                  YES /X/ NO / /

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE: 100 SHARES OF COMMON STOCK, PAR
                 VALUE $.01 PER SHARE, AS OF NOVEMBER 10, 1997.


--------------------------------------------------------------------------------

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                                        INDEX

                                                                       Page No.
                                                                       --------

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets - September 30, 1997 and
         December 31, 1996. . . . . . . . . . . . . . . . . . . . . .         1

         Condensed Statements of Operations for the three months
         ended September 30, 1997 and the period August 6, 1996
         to September 30, 1996 and the period July 1, 1996 to
         August 5, 1996 . . . . . . . . . . . . . . . . . . . . . . .         2

         Condensed Statements of Operations for the nine months
         ended September 30, 1997 and the period August 6, 1996
         to September 30, 1996 and the period January 1, 1996 to
         August 5, 1996 . . . . . . . . . . . . . . . . . . . . . . .         3

         Condensed Statements of Cash Flows for the nine months
         ended September 30, 1997 and the period August 6, 1996
         to September 30, 1996 and the period January 1, 1996 to
         August 5, 1996 . . . . . . . . . . . . . . . . . . . . . . .         4

         Notes to Condensed Financial Statements. . . . . . . . . . .      5-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . .     15-17

Part II. Other Information

         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .        18

         Signature Page . . . . . . . . . . . . . . . . . . . . . . .        19

         Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . .        20

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                               CONDENSED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)

                                                    CONSOLIDATED   CONSOLIDATED
                                                      COMPANY        COMPANY
                                                    -------------  ------------
                                                    September 30,  December 31,
                                                       1997           1996
                                                    -------------  ------------
ASSETS

Current assets:
    Cash and cash investments . . . . . . . . . .     $   11,870    $   22,400
    Trade receivables . . . . . . . . . . . . . .         82,110        81,810
    Investment in receivables trust . . . . . . .         59,900        51,120
    Other receivables . . . . . . . . . . . . . .         40,080        46,280
    Inventories . . . . . . . . . . . . . . . . .        564,910       526,300
    Prepaid expenses. . . . . . . . . . . . . . .         33,740        22,690
    Deferred income taxes . . . . . . . . . . . .         14,080        14,080
                                                      ----------    ----------
      Total current assets. . . . . . . . . . . .        806,690       764,680

Property and equipment, net . . . . . . . . . . .        355,830       349,330
Notes receivable. . . . . . . . . . . . . . . . .         10,300         7,620
Other assets. . . . . . . . . . . . . . . . . . .         38,870        69,100
                                                      ----------    ----------
      Total assets. . . . . . . . . . . . . . . .     $1,211,690    $1,190,730
                                                      ==========    ==========


      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
    Long-term debt, current . . . . . . . . . . .     $    2,320    $   18,970
    Accounts payable. . . . . . . . . . . . . . .        126,150        93,030
    Accrued liabilities . . . . . . . . . . . . .        137,620       153,130
                                                      ----------    ----------
      Total current liabilities . . . . . . . . .        266,090       265,130

Long-term debt. . . . . . . . . . . . . . . . . .        415,710       425,650
Other long-term liabilities . . . . . . . . . . .         44,530        46,590
                                                      ----------    ----------
      Total liabilities . . . . . . . . . . . . .        726,330       737,370
                                                      ----------    ----------

Common stock, $.01 par value, 3,000 shares
authorized, 100 shares issued and outstanding . .           _             _
Additional paid-in capital. . . . . . . . . . . .        421,050       421,050
Retained earnings . . . . . . . . . . . . . . . .         67,620        31,270
Foreign currency translation. . . . . . . . . . .         (3,310)        1,040
                                                      ----------    ----------
      Total shareholder's equity. . . . . . . . .        485,360       453,360
                                                      ----------    ----------

      Total liabilities and shareholder's equity      $1,211,690    $1,190,730
                                                      ==========    ==========


    The accompanying notes are an integral part of the financial statements.

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                          CONDENSED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                                                                    Combined
                                                      Consolidated Company         Predecessor
                                               --------------------------------  ---------------
                                                 Period From      Period From      Period From
                                               July 1, 1997 to  Aug. 6, 1996 to  July 1, 1996 to
                                                Sept. 30, 1997   Sept. 30, 1996    Aug. 5, 1996
                                               ---------------  ---------------  ---------------

Net sales. . . . . . . . . . . . . . . . . .      $481,240         $332,260         $166,770
Cost of sales. . . . . . . . . . . . . . . .       357,890          245,800          128,690
                                                  --------         --------         --------
  Gross profit . . . . . . . . . . . . . . .       123,350           86,460           38,080
Selling, general and administrative expenses        86,890           55,120           33,100
                                                  --------         --------         --------
  Operating profit . . . . . . . . . . . . .        36,460           31,340            4,980
                                                  --------         --------         --------
Other expense, net:
  Interest expense . . . . . . . . . . . . .        10,530            7,960              190
  Interest expense, Masco Corporation. . . .          _                _               7,990
  Other, net . . . . . . . . . . . . . . . .         4,600            2,790              550
                                                  --------         --------         --------
                                                     15,130          10,750            8,730
                                                  --------         --------         --------
  Income (loss) before income taxes and
   extraordinary item. . . . . . . . . . . .        21,330           20,590           (3,750)
Income taxes . . . . . . . . . . . . . . . .         6,380            8,850            1,810
                                                  --------         --------         --------
  Income (loss) before extraordinary item. .        14,950           11,740           (5,560)

Extraordinary item - loss on early extinguishment
  of debt (net of income taxes of $7,750). .       (11,620)            _                _
                                                  --------         --------         --------
Net income (loss). . . . . . . . . . . . . .      $  3,330         $ 11,740         $ (5,560)
                                                  ========         ========         ========


       The accompanying notes are an integral part of the financial statements.

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                          CONDENSED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                                                    Combined
                                                      Consolidated Company         Predecessor
                                               --------------------------------  ---------------
                                                 Period From      Period From      Period From
                                                Jan 1, 1997 to  Aug. 6, 1996 to   Jan 1, 1996 to
                                                Sept. 30, 1997   Sept. 30, 1996    Aug. 5, 1996
                                               ---------------  ---------------  ---------------

Net sales. . . . . . . . . . . . . . . .          $1,450,870       $332,260         $1,147,890
Cost of sales. . . . . . . . . . . . . .           1,075,610        245,800            870,650
                                                  ----------       --------         ----------
  Gross profit . . . . . . . . . . . . .             375,260         86,460            277,240
Selling, general and administrative
  expenses . . . . . . . . . . . . . . .             259,500         55,120            222,230
                                                  ----------       --------         ----------
  Operating profit . . . . . . . . . . .             115,760         31,340             55,010
                                                  ----------       --------         ----------
Other expense, net:
  Interest expense . . . . . . . . . . .              32,800          7,960                970
  Interest expense, Masco Corporation. .                _              _                51,720
  Other, net . . . . . . . . . . . . . .              10,830          2,790              3,480
                                                  ----------       --------         ----------
                                                      43,630         10,750             56,170
                                                  ----------       --------         ----------
  Income (loss) before income taxes and
   extraordinary item. . . . . . . . . .              72,130         20,590             (1,160)
Income taxes . . . . . . . . . . . . . .              24,160          8,850              6,830
                                                  ----------       --------         ----------
  Income (loss) before extraordinary item             47,970         11,740             (7,990)

Extraordinary item - loss on early
  extinguishment of debt (net of income
  taxes of $7,750) . . . . . . . . . . .             (11,620)          _                  _
                                                  ----------       --------         ----------

Net income (loss). . . . . . . . . . . .          $   36,350       $ 11,740         $   (7,990)
                                                  ==========       ========         ==========


      The accompanying notes are an integral part of the financial statements.

                        LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                                                    Combined
                                                      Consolidated Company         Predecessor
                                               --------------------------------  ---------------
                                                 Period From      Period From      Period From
                                                Jan 1, 1997 to  Aug. 6, 1996 to   Jan 1, 1996 to
                                                Sept. 30, 1997   Sept. 30, 1996    Aug. 5, 1996
                                               ---------------  ---------------  ---------------

OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . .          $  36,350        $  11,740        $ (7,990)
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization. . . .             18,980            3,490          29,510
    Fabric sample book amortization. . .             11,680            2,620           9,750
    Bad debt provision, net. . . . . . .              5,370              680           2,250
    Deferred income taxes. . . . . . . .               _                _             (2,610)
    Extraordinary loss on early
     extinguishment of debt. . . . . . .             11,620             _               _
Changes in operating assets and liabilities:
  Receivables. . . . . . . . . . . . . .              6,430           (9,780)         39,550
  Inventories. . . . . . . . . . . . . .            (38,610)           5,890         (17,480)
  Prepaid expenses and other assets. . .             (4,240)          (5,230)          1,660
  Accounts payable . . . . . . . . . . .             33,120           12,620          (1,890)
  Other liabilities. . . . . . . . . . .            (10,130)          26,910          (4,720)
                                                   ---------       ---------        --------
    Net cash provided by operating
     activities. . . . . . . . . . . . .             70,570           48,940          48,030
                                                   ---------       ---------        --------

INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . .            (23,920)          (2,770)        (16,520)
Fabric sample book expenditures. . . . .            (10,160)            (950)         (8,380)
Net investments in receivables trust . .             (8,780)         (62,770)           _
Issuance of notes receivable . . . . . .             (2,950)            _               _
Collection of notes receivable . . . . .             11,370             _              2,790
Acquisition of businesses, net of cash
  acquired . . . . . . . . . . . . . . .               _            (645,430)           _
Receivable from acquisition of businesses              _             (41,260)           _
Other, net . . . . . . . . . . . . . . .             (2,280)           6,490          (2,640)
                                                   ---------       ---------        --------
    Net cash used for investing activities          (36,720)        (746,690)        (24,750)
                                                   ---------       ---------        --------
FINANCING ACTIVITIES:
Proceeds from long-term debt . . . . . .            234,000          525,000          87,760
Repayments of long-term debt . . . . . .           (261,000)            _               _
Net proceeds (repayments) of short-term
 debt. . . . . . . . . . . . . . . . . .                410          (27,210)        (87,090)
Net proceeds (repayments) from accounts
 receivable transactions . . . . . . . .            (17,000)         167,000            _
Capital contribution . . . . . . . . . .               _              76,400            _
Deferred financing costs . . . . . . . .               (790)         (34,590)           _
Net decrease in Masco Corporation net
  investment and advances. . . . . . . .               _                _            (22,600)
                                                   ---------       ---------        --------
    Net cash provided by (used for)
     financing activities. . . . . . . .            (44,380)         706,600         (21,930)
                                                   ---------       ---------        --------
CASH AND CASH INVESTMENTS:
Increase (decrease) for the period . . .            (10,530)           8,850           1,350
Balance, beginning of period . . . . . .             22,400             _             17,310
                                                   ---------       ---------        --------

Balance, end of period . . . . . . . . .           $  11,870       $   8,850        $ 18,660
                                                   =========       =========        ========


       The accompanying notes are an integral part of the financial statements.

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The unaudited Condensed Financial Statements include the accounts of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") and its subsidiary companies as of September 30, 1997 and December 31, 1996, for the three and nine month periods ended September 30, 1997 and for the period August 6, 1996 to September 30, 1996. Intercompany accounts and transactions are eliminated. These Condensed Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The accompanying unaudited Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's report on Form 10-K for the fiscal year ended December 31, 1996. In the Notes to Condensed Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

     The financial information for the periods ended on or prior to August 5, 1996 refers to Masco Home Furnishings Group (the "Predecessor") as it existed prior to its acquisition by the Company on August 5, 1996 (the "Acquisition"). The Predecessor was not a legal entity and included certain subsidiaries of Masco Corporation ("Masco") whose operations consisted of the manufacture and sale of home furnishings products including fine furniture and decorative home furnishing fabrics. With respect to the unaudited financial information for the interim periods of the Predecessor, it is the opinion of management that all adjustments, which consist of normal and recurring adjustments necessary for a fair presentation of interim combined financial statements, have been included.

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

     Certain prior period amounts have been reclassified to conform with current period presentation.

2. INVENTORY

     As of September 30, 1997 and December 31, 1996, inventory balances were as follows:

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1997           1996
                                                  -------------  ------------

   Finished goods . . . . . . . . . . . . . .       $242,520       $223,610
   Raw materials. . . . . . . . . . . . . . .        237,420        216,250
   Work in process. . . . . . . . . . . . . .         84,970         86,440
                                                    --------       --------
                                                    $564,910       $526,300
                                                    ========       ========

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

3. LONG-TERM DEBT

     As of September 30, 1997 and December 31, 1996, the outstanding balances of long-term debt were as follows:

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1997           1996
                                                  -------------  ------------


   Revolving credit facility. . . . . . . . .       $214,000           _
   Tranche A term loan. . . . . . . . . . . .           _           100,420
   Tranche B term loan. . . . . . . . . . . .           _           140,580
   Senior subordinated  notes . . . . . . . .        200,000        200,000
   Other borrowings . . . . . . . . . . . . .          4,030          3,620
                                                    --------       --------
                                                     418,030        444,620
   Less current portion . . . . . . . . . . .          2,320         18,970
                                                    --------       --------
                                                    $415,710       $425,650
                                                    ========       ========


     On August 15, 1997, the Company replaced the existing Revolving credit facility, Tranche A term loan and Tranche B term loan with a six year $400 million senior secured revolving credit facility. The new facility provides the Company with increased financial flexibility by eliminating quarterly principal payment requirements, reducing financing costs and reducing a number of restrictive covenants.

     In connection with the repayment of the existing revolving credit and term loan facilities, the Company recorded an extraordinary non-cash charge of $19,370 ($11,620 net of tax), consisting of the write-off of unamortized deferred financing costs, related to the early extinguishment of debt.


4. GUARANTOR FINANCIAL STATEMENTS

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

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

4. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                               Company
                                  Condensed Consolidating Balance Sheet
                                          September 30, 1997
                                        (Dollars in thousands)
                                             (Unaudited)


                                      Guarantor     Non-Guarantor
                           Company   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                          ---------  ------------   -------------  ------------   ------------

ASSETS
Current Assets:
  Cash and cash
    investments . . . . .  $   _     $   (1,560)      $ 13,430      $    _         $   11,870
  Receivables . . . . . .      _         33,110         89,080           _            122,190
  Investment in
    receivables trust . .      _              _         59,900           _             59,900
  Inventories . . . . . .      _        471,920         92,990           _            564,910
  Prepaid expenses. . . .      _         23,530         10,210           _             33,740
  Deferred income taxes .      _         12,640          1,440           _             14,080
  Intercompany account. .      _        253,280          5,800       (259,080)              _
                           --------  ----------       --------      ---------      ----------
    Total current assets       _        792,920        272,850       (259,080)        806,690

Property and equipment,
  net . . . . . . . . . .      _        271,780         84,050           _            355,830
Notes receivable. . . . .      _         10,300           _              _             10,300
Other assets. . . . . . .      _         37,140          1,730           _             38,870
Investments in affiliates   485,360         250           _          (485,610)           _
                           --------  ----------       --------      ---------      ----------
Total assets. . . . . . .  $485,360  $1,112,390       $358,630      $(744,690)     $1,211,690
                           ========  ==========       ========      =========      ==========

LIABILITIES AND
  SHAREHOLDER'S
  EQUITY
Current Liabilities:
  Long-term debt,
    current . . . . . . .  $   _     $     _          $  2,320      $    _         $    2,320
  Accounts payable. . . .      _         99,930         26,220           _            126,150
  Accrued liabilities . .      _         99,200         38,420           _            137,620
  Intercompany account. .      _          5,800        253,280       (259,080)           _
                           --------  ----------       --------      ---------      ----------

    Total current
      liabilities . . . .      _        204,930        320,240       (259,080)        266,090

Long-term debt. . . . . .      _        415,710           _              _            415,710
Other long-term
  liabilities . . . . . .      _         43,190          1,340           _             44,530
                           --------  ----------       --------      ---------      ----------
    Total liabilities . .      _        663,830        321,580       (259,080)        726,330
                           --------  ----------       --------      ---------      ----------
Shareholder's equity. . .   485,360     448,560         37,050       (485,610)        485,360
                           --------  ----------       --------      ---------      ----------
    Total liabilities and
    Shareholder's equity   $485,360  $1,112,390       $358,630      $(744,690)     $1,211,690
                           ========  ==========       ========      =========      ==========


                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

4. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                       COMPANY
                        CONDENSED CONSOLIDATING BALANCE SHEET
                                  DECEMBER 31, 1996
                                (Dollars in thousands)


                                                      Guarantor     Non-Guarantor
                                         Company     Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                        ---------    ------------   ------------- ------------  ------------

ASSETS
Current Assets:
  Cash and cash investments .             $   _        $    4,510       $ 17,890   $    _        $   22,400
  Receivables . . . . . . . .                 _            41,130         86,960        _           128,090
  Investment in receivables
    trust . . . . . . . . . .                 _              _            51,120        _            51,120
  Inventories . . . . . . . .                 _           431,910         94,390        _           526,300
  Prepaid expenses. . . . . .                 _            15,100          7,590        _            22,690
  Deferred income taxes . . .                 _            11,440          2,640        _            14,080
  Intercompany account. . . .                 _           245,140         12,500    (257,640)            _
                                          --------     ----------       --------   ---------     ----------
    Total current assets. . .                 _           749,230        273,090    (257,640)       764,680
Property and equipment, net .                 _           265,190         84,140        _           349,330
Notes receivable. . . . . . .                 _             7,620           _           _             7,620
Other assets. . . . . . . . .                 _            55,430         13,670        _            69,100
Investments in affiliates . .              453,360         14,790           _       (468,150)          _
                                          --------     ----------       --------   ---------     ----------
    Total assets. . . . . . .             $453,360     $1,092,260       $370,900   $(725,790)    $1,190,730
                                          ========     ==========       ========   =========     ==========

LIABILITIES AND
  SHAREHOLDER'S
  EQUITY
Current Liabilities:
  Long-term debt, current . .             $   _        $   17,350       $  1,620   $    _        $   18,970
  Accounts payable. . . . . .                 _            71,230         21,800        _            93,030
  Accrued liabilities . . . .                 _           109,950         43,180        _           153,130
  Intercompany account. . . .                 _            12,500        245,140    (257,640)          _
                                          --------     ----------       --------   ---------     ----------
    Total current liabilities                 _           211,030        311,740    (257,640)       265,130

Long-term debt. . . . . . . .                 _           424,430          1,220        _           425,650
Other long-term liabilities .                 _            35,670         10,920        _            46,590
                                          --------     ----------       --------   ---------     ----------
    Total liabilities . . . .                 _           671,130        323,880    (257,640)       737,370
                                          --------     ----------       --------   ---------     ----------
Shareholder's equity. . . . .              453,360        421,130         47,020    (468,150)       453,360
                                          --------     ----------       --------   ---------     ----------
    Total liabilities and
     shareholder's equity . .             $453,360     $1,092,260       $370,900   $(725,790)    $1,190,730
                                          ========     ==========       ========   =========     ==========


                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

4. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                                 COMPANY
                             CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                         (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)



                                                           Guarantor      Non-Guarantor
                                               Company    Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                              ---------   ------------    -------------   ------------  ------------

Net sales . . . . . . . . . . . . . . .       $    _       $1,311,380        $327,140      $(187,650)    $1,450,870
Cost of sales . . . . . . . . . . . . .            _           989,600        273,660       (187,650)     1,075,610
                                              ---------    -----------       --------      ---------     ----------
  Gross profit. . . . . . . . . . . . .            _           321,780         53,480             _         375,260
Selling, general and administrative
  expenses. . . . . . . . . . . . . . .            _           222,730         36,770             _         259,500
                                              ---------    -----------       --------      ---------     ----------
  Operating profit. . . . . . . . . . .            _            99,050        16,710              _         115,760
Other (income) expense, net . . . . . .         (47,970)        45,800         (2,470)        48,270         43,630
                                              ---------    -----------       --------      ---------     ----------
  Income (loss) before income taxes
    and extraordinary item. . . . . . .          47,970         53,250         19,180        (48,270)        72,130

Income taxes. . . . . . . . . . . . . .            _            20,230          3,930             _          24,160
                                              ---------    -----------       --------      ---------     ----------
  Income (loss) before extraordinary
    item. . . . . . . . . . . . . . . .          47,970        33,020          15,250        (48,270)        47,970
Extraordinary item - loss on early
    extinguishment of debt (net of
    income taxes of $7,750) . . . . . .              _         (11,620)          _              _           (11,620)
                                              ---------    -----------       --------      ---------     ----------
Net income (loss) . . . . . . . . . . .       $  47,970    $    21,400       $ 15,250      $ (48,270)    $   36,350
                                              =========    ===========       ========      =========     ==========


                                  LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

4. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                                  Company
                              Condensed Consolidating Statement of Operations
                            for the period August 6, 1996 to September 30, 1996
                                          (Dollars in thousands)
                                                (Unaudited)


                                                                Guarantor       Non-Guarantor
                                                    Company     Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                                   ---------    ------------    -------------  ------------   ------------

Net sales . . . . . . . . . . . . . . . . . .       $   _          $291,780        $86,820       $(46,340)      $332,260
Cost of sales . . . . . . . . . . . . . . . .           _           220,300         71,840        (46,340)       245,800
                                                    --------       --------        -------       --------       --------
  Gross profit. . . . . . . . . . . . . . . .           _            71,480         14,980           _            86,460

Selling, general and administrative
  expenses. . . . . . . . . . . . . . . . . .           _            45,640          9,480           _            55,120
                                                    --------       --------        -------       --------       --------
  Operating profit. . . . . . . . . . . . . .           _            25,840          5,500           _            31,340
Other expense, net. . . . . . . . . . . . . .        (11,740)         7,110            910         14,470         10,750
                                                    --------       --------        -------       --------       --------
  Income before income taxes. . . . . . . . .         11,740         18,730          4,590        (14,470)        20,590
Income taxes. . . . . . . . . . . . . . . . .           _             6,990          1,860           _             8,850
                                                    --------       --------        -------       --------       --------
  Net income. . . . . . . . . . . . . . . . .       $ 11,740       $ 11,740        $ 2,730       $(14,470)      $ 11,740
                                                    ========       ========        =======       ========       ========


                                                  PREDECESSOR
                                  CONDENSED COMBINING STATEMENT OF OPERATIONS
                               FOR THE PERIOD JANUARY 1, 1996 TO AUGUST 5, 1996
                                            (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                      Guarantor      Non-Guarantor
                                                     Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                     ------------    -------------   ------------  ------------


Net sales . . . . . . . . . . . . . . . . . . . .      $1,014,270       $294,360      $(160,740)    $1,147,890
Cost of sales . . . . . . . . . . . . . . . . . .         780,000        251,390       (160,740)       870,650
                                                       ----------       --------      ---------     ----------
  Gross profit. . . . . . . . . . . . . . . . . .         234,270         42,970             _         277,240
Selling, general and administrative expenses. . .         182,510         39,720             _         222,230
                                                       ----------       --------      ---------     ----------
  Operating profit. . . . . . . . . . . . . . . .          51,760          3,250             _          55,010
Other expense, net. . . . . . . . . . . . . . . .          44,570          9,280          2,320         56,170
                                                       ----------       --------      ---------     ----------
  Income (loss) before income taxes . . . . . . .           7,190         (6,030)        (2,320)        (1,160)
Income taxes (credit) . . . . . . . . . . . . . .           8,910         (2,080)            _           6,830
                                                       ----------       --------      ---------     ----------
  Net loss. . . . . . . . . . . . . . . . . . . .      $   (1,720)      $ (3,950)     $  (2,320)    $   (7,990)
                                                       ==========       ========      =========     ==========


                                  LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                            NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)


4. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                                     COMPANY
                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                             (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)


                                                           Guarantor       Non-Guarantor
                                                Company    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                               ---------   ------------    -------------  ------------   ------------

NET CASH PROVIDED BY
  (USED FOR) OPERATING
  ACTIVITIES: . . . . . . . . . . . . .        $   _         $  40,470       $ 30,100       $   _          $ 70,570
                                               --------      ---------       --------       --------       --------
INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . .            _           (20,950)        (2,970)          _           (23,920)
Fabric sample book expenditures . . . .            _           (10,160)            _            _           (10,160)
Net investments in receivables
  trust . . . . . . . . . . . . . . . .            _                _          (8,780)          _            (8,780)
Issuance of notes receivable. . . . . .            _            (2,950)            _            _            (2,950)
Collection of notes receivable. . . . .            _            11,370             _            _            11,370
Other, net. . . . . . . . . . . . . . .            _            1,570          (3,850)          _            (2,280)
                                               --------      ---------       --------       --------       --------
     Net cash used for investing
       activities . . . . . . . . . . .            _           (21,120)       (15,600)          _           (36,720)
                                               --------      ---------       --------       --------       --------

FINANCING ACTIVITIES:
Proceeds from long-term debt. . . . . .            _           234,000           _              _           234,000
Repayments of long-term debt. . . . . .            _          (261,000)          _              _          (261,000)
Net repayments of short-term
  debt. . . . . . . . . . . . . . . . .            _               930           (520)          _               410
Net repayments from accounts
  receivable transactions . . . . . . .            _                _         (17,000)          _           (17,000)
Deferred financing costs. . . . . . . .            _              (790)            _            _              (790)
Intercompany accounts, net. . . . . . .            _             1,440         (1,440)          _              _
                                               --------      ---------       --------       --------       --------
     Net cash provided by (used
       for) financing activities. . . .            _           (25,420)       (18,960)          _           (44,380)
                                               --------      ---------       --------       --------       --------
CASH AND CASH
  INVESTMENTS:
Increase (decrease) for the period. . .            _            (6,070)        (4,460)          _           (10,530)
Balance, beginning of period. . . . . .            _             4,510         17,890           _            22,400
                                               --------      ---------       --------       --------       --------
Balance, end of period. . . . . . . . .        $   _         $  (1,560)      $ 13,430       $   _          $ 11,870
                                               ========      =========       ========       ========       ========


                             LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                        NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)


4. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                                   COMPANY
                               Condensed Consolidating Statement of Cash Flows
                             for the period August 6, 1996 to September 30, 1996
                                           (Dollars in thousands)
                                                 (Unaudited)



                                                           Guarantor      Non-Guarantor
                                               Company     Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                               -------     ------------   -------------   ------------  ------------

NET CASH PROVIDED BY
  OPERATING ACTIVITIES: . . . . . . . . . . .  $   _         $  29,040       $ 22,630       $ (2,730)     $  48,940
                                               --------      ---------       --------       --------      ---------
INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . .      _            (2,120)          (650)          _            (2,770)
  Fabric sample book expenditures . . . . . .      _              (950)          _              _              (950)
  Net investments in receivables trust. . . .      _           (62,770)          _              _           (62,770)
  Acquisition of businesses, net of cash
   acquired . . . . . . . . . . . . . . . . .      _          (645,430)          _              _          (645,430)
  Receivable from acquisition of
   businesses . . . . . . . . . . . . . . . .      _           (41,260)          _              _           (41,260)
  Other, net. . . . . . . . . . . . . . . . .      _            11,670         (7,910)         2,730         6,490
                                               --------      ---------       --------       --------      ---------
   Net cash used for investing activities . .      _          (740,860)        (8,560)         2,730       (746,690)
                                               --------      ---------       --------       --------      ---------

FINANCING ACTIVITIES:
  Proceeds from long-term debt. . . . . . . .      _           525,000           _              _           525,000
  Net repayments of short-term debt . . . . .      _           (25,010)        (2,200)          _           (27,210)
  Net proceeds from sale of accounts
   receivable . . . . . . . . . . . . . . . .      _           167,000           _              _           167,000
  Capital contribution. . . . . . . . . . . .      _            76,400           _              _            76,400
  Deferred financing costs. . . . . . . . . .      _           (34,590)          _              _           (34,590)
                                               --------      ---------       --------       --------      ---------
  Net cash provided by (used for)
  financing activities. . . . . . . . . . . .      _           708,800         (2,200)          _           706,600
                                               --------      ---------       --------       --------      ---------

CASH AND CASH INVESTMENTS:
  Increase (decrease) for the period. . . . .      _            (3,020)        11,870           _             8,850
  At August 6 . . . . . . . . . . . . . . . .      _              _                _            _                 _
                                               --------      ---------       --------       --------      ---------
  At September 30 . . . . . . . . . . . . . .  $   _         $  (3,020)      $ 11,870       $   _         $   8,850
                                               ========      =========       ========       ========      =========


                                  LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

4. GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                                   PREDECESSOR
                                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                                FOR THE PERIOD JANUARY 1, 1996 TO AUGUST 5, 1996
                                             (Dollars in thousands)
                                                   (Unaudited)


                                               Guarantor    Non-Guarantor
                                              Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                              ------------  -------------  ------------   ------------


NET CASH PROVIDED BY OPERATING
  ACTIVITIES: . . . . . . . . . . . . . . . .  $ 30,270       $ 20,110       $ (2,350)      $ 48,030
                                               --------       --------       --------       --------

INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . .   (14,130)        (2,390)          _           (16,520)
  Fabric sample book expenditures . . . . . .    (8,380)             _           _            (8,380)
  Collection of notes receivable, net . . . .     1,450          1,340           _             2,790
  Other, net. . . . . . . . . . . . . . . . .    (4,530)         7,290         (5,400)        (2,640)
                                               --------       --------       --------       --------
   Net cash provided by (used for)
    investing activities. . . . . . . . . . .   (25,590)         6,240         (5,400)       (24,750)
                                               --------       --------       --------       --------

FINANCING ACTIVITIES:
  Proceeds from long-term debt. . . . . . . .       800         86,960           _            87,760
  Net repayments of short-term debt . . . . .      (800)       (86,290)          _           (87,090)
  Net decrease in Masco Corporation net
   investment and advances. . . . . . . . . .    (4,900)       (25,450)         7,750        (22,600)
                                               --------       --------       --------       --------
   Net cash used for financing activities . .    (4,900)       (24,780)         7,750        (21,930)
                                               --------       --------       --------       --------

CASH AND CASH INVESTMENTS:
  Increase (decrease) for the period. . . . .      (220)         1,570           _             1,350
  At January 1. . . . . . . . . . . . . . . .    4,540          12,770           _            17,310
                                               --------       --------       --------       --------
  At August 5 . . . . . . . . . . . . . . . .  $  4,320       $ 14,340       $   _          $ 18,660
                                               ========       ========       ========       ========


                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

5. PRO FORMA SUPPLEMENTARY DATA

     The following pro forma supplementary data for the nine months ended September 30, 1996 gives effect to the Acquisition transactions as if they had occurred on January 1, 1996. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the Acquisition transactions been consummated on the dates assumed and does not project the Company's results of operations for any future date.

                                                        NINE MONTHS
                                                           ENDED
                                                    SEPTEMBER 30, 1996
                                                   (DOLLARS IN MILLIONS)
                                                   ---------------------

          Net sales . . . . . . . . . . . . . . .        $1,480.2
          Gross profit. . . . . . . . . . . . . .           369.1
          Operating profit. . . . . . . . . . . .           104.4
          Net income. . . . . . . . . . . . . . .            31.4


The primary adjustments applied to the historical predecessor financial statements to arrive at the pro forma presentation include the following:

(a) Adjustment to reflect elimination of goodwill amortization of approximately $14.2 million on an annualized basis.

(b) Adjustment of approximately $15.9 million on an annual basis to reflect decreased depreciation for write-down of property and equipment from the allocation of the estimated fair value of the net assets.

(c) Adjustment to reflect the reduction of interest expense due to the elimination of interest expense on Masco net advances offset by the impact of interest expense on the financing arrangements incurred at the acquisition.

(d) Adjustment to eliminate the operating results of businesses acquired by FURNISHINGS INTERNATIONAL INC. from Masco but not contributed to the Company.

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     For purposes of the discussions that follow, the results of operations for the periods ended on or prior to August 5, 1996 represent the results of the Predecessor. The results of the Predecessor and the results of the Company have been combined to derive information for the three and nine months ended September 30, 1996.

   COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS
                             ENDED SEPTEMBER 30, 1996

     Net sales were $481.2 million for the three months ended September 30, 1997, a decrease of $17.8 million, or 3.6%, from $499.0 million for the comparable period of 1996. Net sales of fine furniture decreased 3.5% to $416.3 million for the three months ended September 30, 1997 from $431.6 million for the comparable period of 1996. Fine furniture sales were negatively impacted by the Company's strategy of exiting less profitable products, relatively soft major retailer sales including reduced shipments to two large customers who filed for protection under Chapter 11 of the United States Bankruptcy Code. Net sales of decorative home furnishing fabrics decreased 3.7% to $64.9 million for the three months ended September 30, 1997 from $67.4 million for the comparable period of 1996 as the continuing growth of leather as a replacement for fabric in upholstered furniture negatively impacted fabric sales.

     Gross profit was $123.4 million for the three months ended September 30, 1997, a decrease of $1.1 million, or 0.8%, from $124.5 million for the comparable period of 1996. Gross profit margins increased to 25.6% for the three months ended September 30, 1997 from 25.0% for the comparable period of 1996. This increase was primarily attributable to the Company's continuous improvement initiatives and the benefit of lower depreciation expense.

     Selling, general and administrative expenses were reduced to $86.9 million for the three months ended September 30, 1997, a decrease of $1.3 million, or 1.5%, from $88.2 million for the comparable period of 1996. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives, elimination of goodwill amortization, and the net decrease in general and administrative expenses which the Company has incurred on a stand-alone basis compared to the management fees previously charged by
Masco.   These reductions were largely offset by higher bad debt expenses resulting from the bankruptcy filings previously mentioned. As a percentage of net sales, selling, general and administrative expenses increased to 18.1% for the three months ended September 30, 1997 from 17.7% for the comparable period of 1996. Selling expense was 11.0% of net sales as compared to 10.8% for 1996, and general and administrative expenses were 7.1% of net sales compared to 6.9% in 1996. The higher bad debt expenses and the lower sales resulted in selling, general and administrative expenses being higher as a percentage of net sales.

     Operating profit increased to $36.5 million for the three months ended September 30, 1997, an increase of $0.2 million, or 0.6%, from $36.3 million for the comparable period of 1996. As a percentage of net sales, operating profit increased to 7.6% for the three months ended September 30, 1997 from 7.3% for the comparable period of 1996. This improvement was achieved primarily for the reasons discussed above.

     Interest expense was $10.5 million for the three months ended September 30, 1997, a decrease of $5.6 million, or 34.8%, from the comparable period of 1996. This decrease was a result of lower average debt outstanding during the three months ended September 30, 1997 when compared to the Predecessor's advances from Masco and the Company's debt outstanding during the comparable period of 1996.

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS
                               ENDED SEPTEMBER 30, 1996


     Net sales were $1,450.9 million for the nine months ended September 30, 1997, a decrease of $29.2 million, or 2.0%, from $1,480.1 million for the comparable period of 1996. Net sales of fine furniture decreased 2.3% to $1,250.7 million for the nine months ended September 30, 1997 from $1,279.7 million for the comparable period of 1996. Fine furniture sales were negatively impacted by the Company's strategy of exiting less profitable products, relatively soft major retailer sales including reduced shipments to two large customers who filed for protection under Chapter 11 of the United States Bankruptcy Code. Net sales of decorative home furnishing fabrics decreased 0.1% to $200.2 million for the nine months ended September 30, 1997 from $200.4 million for the comparable period of 1996 as the continuing growth of leather as a replacement for fabric in upholstered furniture negatively impacted fabric sales.

     Gross profit was $375.3 million for the nine months ended September 30, 1997, an increase of $11.6 million, or 3.2%, from $363.7 million for the comparable period of 1996. Gross profit margins increased to 25.9% for the nine months ended September 30, 1997 from 24.6% for the comparable period of 1996. This increase was primarily attributable to the Company's continuous improvement initiatives and the benefit of lower depreciation expense.

     Selling, general and administrative expenses were reduced to $259.5 million for the nine months ended September 30, 1997, a decrease of $17.9 million, or 6.5%, from $277.4 million for the comparable period of 1996. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives, elimination of goodwill amortization, and the net decrease in general and administrative expenses which the Company has incurred on a stand-alone basis compared to the management fees previously charged by Masco. These reductions were largely offset by higher bad debt expenses resulting from the bankruptcy filings previously mentioned. As a percentage of net sales, selling, general and administrative expenses improved to 17.9% for the nine months ended September 30, 1997 from 18.7% for the comparable period of 1996. Selling expense was 11.1% of net sales, the same as in 1996, and general and administrative expenses decreased to 6.8% of net sales from 7.6% in 1996.

     Operating profit increased to $115.8 million for the nine months ended September 30, 1997, an increase of $29.4 million, or 34.0%, from $86.4 million for the comparable period of 1996. As a percentage of net sales, operating profit increased to 8.0% for the nine months ended September 30, 1997 from 5.8% for the comparable period of 1996. This improvement was achieved primarily for the reasons discussed above.

     Interest expense was $32.8 million for the nine months ended September 30, 1997, a decrease of $27.9 million, or 46.0%, from the comparable period of 1996. This decrease was a result of lower average debt outstanding, partially offset by higher average borrowing rates, during the nine months ended September 30, 1997 when compared to the Predecessor's advances from Masco and the Company's debt outstanding during the comparable period of 1996.

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                           LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise primarily from debt service on the indebtedness incurred in connection with the Acquisition, working capital needs and the funding of capital expenditures. The Company's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under its revolving credit facility. Net cash from operating activities for the nine months ended September 30, 1997 was $70.6 million, a decrease of $26.4 million from $97.0 million in the comparable period of 1996.

     The Company made net principal payments on its long-term debt of $26.6 million and net repayments of $17.0 million under its accounts receivable securitization facility for the nine months ended September 30, 1997. Since August 5, 1996, the Company has reduced its debt levels by $135.3 million and its accounts receivable securitization balance by $5.0 million. On October 31, 1997, the Company paid an additional $15.0 million of principal on its revolving credit facility.

     On August 15, 1997, the Company replaced the existing Revolving credit facility, Tranche A term loan and Tranche B term loan with a six year $400 million senior secured revolving credit facility. The new facility provides the Company with increased financial flexibility by eliminating quarterly principal payment requirements, reducing financing costs and reducing a number of restrictive covenants.

     In connection with the repayment of the existing revolving credit and term loan facilities, the Company recorded an extraordinary non-cash charge of $19.4 million ($11.6 million net of tax), consisting of the write-off of unamortized deferred financing costs, related to the early extinguishment of debt.

     Capital expenditures totaled $23.9 million for the nine months ended September 30, 1997, an increase of $4.6 million from the comparable period of 1996.

                              PART II. OTHER INFORMATION


                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.




  Items 1, 2, 3, 4, and 5 are not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

   EXHIBIT
   NUMBER                          DESCRIPTION OF EXHIBITS
---------------  ---------------------------------------------------------------

      10+ Restated Credit Agreement dated as of August 15, 1997, among FURNISHINGS INTERNATIONAL INC., the Company, the subsidiary borrowers named therein, the lenders named therein and The Chase Manhattan Bank, as Swingline Lender, Administrative Agent and Collateral Agent, The First National Bank of Chicago, as Issuing Agent and as Co-Agent, and CIBC, as Co-Agent.

      27+        Financial Data Schedule


      (b) No reports on Form 8-K were filed by the registrant during the three months ended September 30, 1997.

___________

+ Filed herewith

                                      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


Date:  November 10, 1997   BY: /s/ RONALD J. HOFFMAN
                           -------------------------


                           Ronald J. Hoffman
                           Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer and Authorized Signatory)

                       LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                    EXHIBIT INDEX



   EXHIBIT
   NUMBER                               DESCRIPTION OF EXHIBITS
---------------  ---------------------------------------------------------------

    10+ Restated Credit Agreement dated as of August 15, 1997, among FURNISHINGS INTERNATIONAL INC., the Company, the subsidiary borrowers named therein, the lenders named therein and The Chase Manhattan Bank, as Swingline Lender, Administrative Agent and Collateral Agent, The First National Bank of Chicago, as Issuing Agent and as Co-Agent, and CIBC, as Co-Agent.

    27+          Financial Data Schedule


___________

+ Filed herewith