Form 10-K405
period 1997-12-31
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1998-03-17
CIK 1022108

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 1997 Commission File Number: 333-11905

                                   -----------

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

       Registrant's telephone number, including area code: (336) 476-4777

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The registrant is a privately held corporation. As such, there is no practicable method to determine the aggregate market value of the voting stock held by non-affiliates of the registrant.

 Number of shares outstanding of the registrant's Common Stock at March 1, 1998:

             100 shares of Common Stock, par value $.01 per share

================================================================================

                                TABLE OF CONTENTS

Item                                                                    Page No.
----                                                                    --------

                                     PART I

1.   Business...............................................................  3
2.   Properties............................................................. 11
3.   Legal Proceedings...................................................... 11
4.   Submission of Matters to a Vote of Security Holders.................... 12

                                      PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters.. 13
6.   Selected Financial Data................................................ 14
     Management's Discussion and Analysis of Financial Condition and
7.     Results of Operations................................................ 15
8.   Financial Statements................................................... 19
     Changes in and Disagreements With Accountants on Accounting and
9.     Financial Disclosure................................................. 46

                                      PART III

10.  Directors and Executive Officers of the Registrant..................... 47
11.  Executive Compensation................................................. 47
12.  Security Ownership of Certain Beneficial Owners and Management......... 47
13.  Certain Relationships and Related Transactions......................... 47

                                      PART IV
14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K........ 48
15.  Signatures............................................................. 50

                              FINANCIAL STATEMENT SCHEDULE

LIFESTYLE FURNISHINGS INTERNATIONAL LTD. Financial Statement Schedule....... 51

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

      Fine Furniture. The Company designs, manufactures and markets a full range of quality wood and upholstered furniture to furnish any room of a home in virtually any style, under such well-known brand names as Henredon(R), Drexel Heritage(R), Lexington(R), Universal(R), Berkline(R) and BenchCraft(R), and a wide range of furniture accessories under the Maitland-Smith(TM) and La Barge(R) brand names.

      Decorative Home Furnishing Fabrics. The Company designs, markets and distributes over 25,000 decorative home furnishing fabrics, such as fabrics for upholstery and draperies, under such well-known brand names as Robert Allen(TM), Sunbury(TM) and Beacon Hill(R).

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

PRODUCTS

      The Company is the largest manufacturer and marketer of home furnishing products. It believes it offers the most comprehensive product line in the home furnishings industry, including (i) bedroom, dining room, living room, family room and home office casegoods; (ii) stationary upholstered products such as sofas, love seats, sectionals and chairs; (iii) upholstered recliners, motion furniture and sleep sofas; (iv) occasional furniture such as home entertainment centers, lamps, chairs, tables, mirrors and other accent items; and (v) decorative home furnishing fabrics.

   FINE FURNITURE

      The product category "Fine Furniture" includes wood and upholstered residential furniture (other than "ready-to-assemble" products), as well as occasional tables, decorative mirrors, lighting and other related furnishing accessories. The Company designs, manufactures and markets a full range of quality wood and upholstered furniture to furnish any room of a home in virtually any style, under such well-known brand names as Henredon(R), Drexel Heritage(R), Lexington(R), Universal(R), Berkline(R) and BenchCraft(R), and a wide range of furniture accessories under the Maitland-Smith(TM) and La Barge(R) brand names. The Company offers these products across all major price categories, from "promotional" to "premium," and in every major style category, including American Traditional, Country, Eighteenth Century, European Country, European Traditional, Casual, Contemporary, Home Office, Youth and Oriental. By offering such a broad product line, the Company can supply up to 75% of the product demands of most furniture retailers, and more easily satisfy retailers who increasingly prefer to buy from a smaller number of larger suppliers.

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

-------------------------------------------------------------------------------------------------
PRICE CATEGORY                                 PRODUCT CATEGORY
-------------------------------------------------------------------------------------------------
                                        STATIONARY           MOTION/
                   CASEGOODS            UPHOLSTERY           RECLINER             OCCASIONAL
-------------------------------------------------------------------------------------------------
PREMIUM         Henredon(R)          Beacon Hill(R)                            Henredon(R)
                Maitland-Smith       Henredon(R)                               La Barge(R)
                                                                               Maitland-Smith
-------------------------------------------------------------------------------------------------
BEST            Drexel Heritage(R)   Beacon Hill(R)       Drexel Heritage(R)   Drexel Heritage(R)
                Henredon(R)          Drexel Heritage(R)                        Henredon(R)
                Maitland-Smith       Henredon(R)                               La Barge(R)
                                                                               Maitland-Smith
-------------------------------------------------------------------------------------------------
BETTER          Drexel Heritage(R)   BenchCraft(R)        BenchCraft(R)        Drexel Heritage(R)
                Lexington(R)         Drexel Heritage(R)   Berkline(R)          Lexington(R)
                Universal(R)         Lexington(R)         Drexel Heritage(R)
                                     Universal(R)
-------------------------------------------------------------------------------------------------
GOOD            Lexington(R)         BenchCraft(R)        BenchCraft(R)        Universal(R)
                Universal(R)         Universal(R)         Berkline(R)
-------------------------------------------------------------------------------------------------
PROMOTIONAL     Universal(R)         BenchCraft(R)        BenchCraft(R)        Universal(R)
                                                          Berkline(R)
-------------------------------------------------------------------------------------------------

      Shaded area indicates product category does not exist.

Henredon(R)

      Henredon designs and manufactures wood, upholstered and occasional furniture for the bedroom, dining room, living room, family room and home office. Its products are in the "best" and "premium" price categories and are aimed at the "replacement" market, where customers typically trade up in price and quality and demand superior design, materials and craftsmanship. Product design and development represent an important element of Henredon's success, and Henredon is considered to be one of the premier names in design for furniture in the high-end price categories. Henredon currently sells 17 collections, and designs and develops approximately four new product collections each year. Henredon's products cover all major style categories within the high-end niche, including Eighteenth Century, European Traditional, Transitional, Contemporary, Sophisticated Country and Casual. Since 1993, Henredon has manufactured and marketed products for the Ralph Lauren Home Collection(TM) under a special licensing relationship with the Polo Ralph Lauren organization. Henredon believes this line of high-end wood and upholstered furniture is an excellent complement to its other product lines.

Drexel Heritage(R)

      Drexel Heritage designs and manufactures wood, upholstered, motion and occasional furniture for the bedroom, dining room, living room, family room and home office in the "better" and "best" price categories. It currently produces 26 collections of wood and upholstered furniture. Approximately four to six new collections are offered each year. Drexel Heritage's product styles include American Traditional, Country, Eighteenth Century, European Traditional, Contemporary and Transitional. Drexel Heritage also produces furniture for sale to the hospitality and government markets.

Lexington(R)

      Lexington designs and manufactures wood, upholstered and occasional furniture for the bedroom, dining room, living room, family room and home office in the "good" and "better" price categories. Lexington currently produces over 40 collections of furniture and designs and develops four to six new collections each year. The Company believes that Lexington's merchandising and design teams, which have received several industry awards for product design and marketing in recent years, are among the industry's best. Product design and development represent an integral part of Lexington's success. Lexington pioneered "Lifestyle" and designer collections, and its collections currently include the popular The World of Bob Timberlake(TM), The Palmer Home Collection(TM), Weekend Retreat(TM), Seaside Retreat(TM), American Country West(TM), American Mix(TM), Vestiges(TM), Pacific Overtures(TM), Atlantic Overtures(TM), and Nautica. These collections have become an important part of Lexington's offerings. Product styles include Traditional, Eighteenth Century, Country and Casual.

Universal(R)

      Universal's products include dining room, bedroom, upholstered and occasional furniture in the "promotional," "good" and "better" price categories. Universal products are manufactured in part in Asia, where the Company is the largest United States based residential furniture manufacturer, with access to a low-cost work force, highly-skilled in such areas as intricate veneering and hand carving, and access to scarce raw materials such as Chinese oak, and certain exotic woods. Universal currently sells 60 collections of furniture, including styles such as Eighteenth Century, Traditional, Transitional, Oriental and Country, and introduces four to six new collections a year. Universal's Alexander Julian Home Colours(TM) and American Generations(TM) collections are among the industry's best sellers.

Berkline(R)

      Berkline designs and manufactures a wide range of recliners, motion furniture and sleep sofas, primarily in the "good" and "better" price categories. The Berkline(R) brand name is well known in the rapidly growing market for upholstered modular and motion furniture and freestanding recliners. Berkline offers a wide range of styles, fabrics and leathers for these products, as well as popular innovative features such as hidden cup holders and built-in tables.

BenchCraft(R)

      BenchCraft designs and manufactures a comprehensive line of upholstered furniture, including stationary, motion, leather, wicker and rattan. BenchCraft's products are in the "promotional," "good," and "better" price categories and are marketed as fashionable, affordable furniture for "casual living."

Maitland-Smith

      Maitland-Smith designs and manufactures an innovative line of "best" and "premium" hand-crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials, including leather, fancy faced veneer, stone and hand-painted metal.

La Barge(R)

      La Barge designs and sells decorative mirrors, metal and glass occasional tables, bedroom, dining room and casegoods statement pieces, decorative lighting and related accessories under three brand names: La Barge(R), Marbro(R) and Entree(TM) in the "best" and "premium" price categories. La Barge designs its products, and contracts their manufacture with established suppliers around the world who it believes can produce high quality, specialty products with decorative style.

Beacon Hill(R)

      The Company's Beacon Hill(R) showrooms sell primarily "best" and "premium" fine furniture products manufactured by the Company and third parties, including certain products under the Beacon Hill(R) brand name, exclusively to interior design professionals and their clients.

    DECORATIVE HOME FURNISHING FABRICS

      The Company designs, markets and distributes over 25,000 decorative home furnishing fabrics, such as fabrics for upholstery and draperies, under such well-known brand names as Robert Allen(TM), Sunbury(TM) and Beacon Hill(R). The Company offers decorative home furnishing fabrics (including trim and finished products) in the "good," "better," "best" and "premium" price categories. The following table illustrates the price category coverage of the Company's decorative home furnishing fabric brands:

-------------------------------------------------------------------------
PRICE CATEGORY                       BRAND
-------------------------------------------------------------------------
Premium                              Beacon Hill(R)
                                     Ramm, Son & Crocker(TM)
-------------------------------------------------------------------------
Best                                 Beacon Hill(R)
                                     Ramm, Son & Crocker(TM)
                                     Sunbury(TM)
-------------------------------------------------------------------------
Better                               Ametex(TM)
                                     Robert Allen(TM)
                                     Sunbury(TM)
-------------------------------------------------------------------------
Good                                 Ametex(TM)
                                     Robert Allen(TM)
-------------------------------------------------------------------------

The Robert Allen Group

      The Robert Allen Group consists of Beacon Hill, Robert Allen, Ametex, and Ramm Son & Crocker. Beacon Hill(R) presents a high-end collection of exclusive prints, wovens and silks, sourced worldwide. Robert Allen features Color Library(TM), Essentials(TM), Editions(TM), and Passementerie(TM), its unique way of organizing product for the design community. Ametex designs prints and wovens for furniture manufacturers, window and bedding product manufacturers, fabric retailers and ancillary industries. Robert Allen and Ametex Contract service the hospitality and contract industries utilizing flame retardent and durable construction fabrics. Ramm, Son & Crocker produces traditional furnishing fabrics in the "best" and "premium" price categories.

Sunbury

      Sunbury designs and weaves proprietary decorative jacquard home furnishing fabrics in the "better" and "best" price categories. Fabrics are woven in traditional, transitional, contemporary, sophisticated country and custom designs. Sunbury produces fabrics that allow furniture manufacturers to differentiate their products from those of their competitors. Most of Sunbury's woven designs are protected by exclusive copyright, and all of its products are woven to order.

DISTRIBUTION

      The Company distributes its fine furniture products through an extensive worldwide distribution network that includes (i) more than 25,000 independent retail locations, including national and regional chains, department stores, specialty stores and more than 570 galleries within retail stores; (ii) more than 90 independent dedicated stores exclusively selling Company products and
(iii) 14 Company-operated Beacon Hill(R) decorator showrooms. Outside the United States, the Company sells its fine furniture products primarily through approximately 580 commissioned independent representatives. The Company also sells its fine furniture domestically and internationally to the hospitality and government markets, and has recently begun offering product information through non-traditional channels such as the Internet. The Company distributes over 25,000 different decorative home furnishing fabrics through numerous distribution channels, including the Beacon Hill(R) showrooms, to an extensive customer base consisting of over 30,000 retailers, decorators and designers worldwide. The Company also sells decorative home furnishing fabrics to furniture manufacturers. The Company's extensive distribution network provides limited dependence on any one customer. In 1997, the Company's 20 largest customers represented approximately 20% of net sales, with no single customer representing more than 3.5%. The Company believes it has more active accounts than any other manufacturer in the home furnishings industry.

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

      The following table illustrates the distribution of the Company's fine furniture products by brand:

                              DISTRIBUTION CHANNEL
-------------------------------------------------------------------------------
  INDEPENDENT                                DEDICATED            DESIGNER
   RETAILERS            GALLERIES             STORES              SHOWROOMS
------------------  ------------------  -------------------  ------------------
BenchCraft(R)       Berkline(R)         Drexel Heritage (R)  Beacon Hill(R)
Berkline(R)         Drexel Heritage(R)                       Drexel Heritage(R)
Drexel Heritage(R)  Henredon(R)                              Henredon(R)
Henredon(R)         La Barge(R)                              La Barge(R)
La Barge(R)         Lexington(R)                             Lexington(R)
Lexington(R)        Maitland-Smith(TM)                       Maitland-Smith(TM)
Maitland-Smith(TM)
Universal(R)

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

      The Company has developed gallery programs for its Henredon(R), Drexel Heritage(R), Lexington(R), Berkline(R), Maitland-Smith(TM) and La Barge(R) product lines with more than 570 retailers. Galleries are dedicated space within a larger retail store that display products in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. The Company believes that stores with galleries result in higher sales per square foot than furniture stores without galleries.

      The Company also sells its products through dedicated stores that exclusively offer the Company's products. Drexel Heritage(R) products are sold through Drexel Heritage(R) showcase stores and Drexel Home Inspirations(TM) Stores, a group of more than 90 independently owned and operated stores which sell Drexel Heritage(R) products exclusively in a gallery format. Each store employs a consistent, but not identical, lifestyle concept, with products displayed in complete rooms and eclectic settings, which include furnishings, wall decor, window treatments and accessories.

      The Company operates the Beacon Hill(R) Showrooms, a national network of 14 showrooms for the sale of primarily "best" and "premium" price category products to interior design professionals and their clients. The showrooms are located in Atlanta, Boston, Chicago, Cleveland, Dallas, Dania (Florida), Houston, Los Angeles, New York, Philadelphia, San Francisco, Seattle, Troy (Michigan) and Washington, D.C. Approximately 45% of Beacon Hill's sales are of the Company's fine furniture products, primarily Henredon(R), Maitland-Smith(TM), Drexel Heritage(R) and Lexington(R).

    DECORATIVE HOME FURNISHING FABRICS

      The Company distributes its Robert Allen(TM) products through numerous distribution channels, including its own showroom and approximately 54 commissioned, independent representatives, to over 30,000 retailers, decorators and designers worldwide. The Company sells its Ametex(TM) products through approximately 26 commissioned independent representatives, primarily to furniture manufacturers, bedding and drapery manufacturers and contract purchasing agents. Sunbury(TM) products are sold to furniture manufacturers and distributors of decorative home furnishing fabrics in the United States and Canada by eight commissioned sales representatives. The Company's decorative home furnishing fabrics are also sold to decorators and designers through the Company's Beacon Hill(R) Showrooms, which offer Robert Allen(TM) and Ramm, Son & Crocker(TM) fabrics on a commission basis.

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

      Architects, designers and decorators who specify and sell Company products receive exclusive sales support through Beacon Hill(R) showrooms. Value added services such as continuing education and special events with shelter publications draw new designers into the showrooms and build designer loyalty.

      Contract, government and hospitality specifiers and purchasers receive specialized services through Holdings' contract division. A global sales and marketing network is well-supported from initial presentation through project completion, with extensive cataloging, on-line and customized products, and specialized delivery services.

      The Company builds brand equity and increases consumer awareness through editorial coverage and advertising in leading shelter magazines. Targeting specific consumer demographics, advertisements are placed in publications which include Architectural Digest, Country Home, Country Living, Elle Decor, House Beautiful, House & Garden, Martha Stewart Living, Metropolitan Home, Traditional Home and Victoria. The combined volume of advertising from all product lines gives the Company leverage in purchasing advertising. Innovative products continue to draw the attention of editors for major shelter magazines. Their valuable editorial coverage favorably positions products with consumers at no cost to the Company.

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

      As of December 31, 1997, the Company manufactured its products worldwide through 82 manufacturing and distribution facilities, with more than 22 million square feet, including over 18.5 million square feet of manufacturing space. These facilities are strategically located to efficiently supply the Company's worldwide distribution network. The Company's facilities have benefited from investment in state-of-the-art equipment and other capital expenditures in excess of $260 million over the past five years. The Company is also beginning to realize the benefits from its continuous improvement programs directed at manufacturing methods and process improvements incorporating just-in-time logistics, cellular concepts, quality circles, reduced cycle times, laser cutting methodologies, computerization and related modern production methods.

      The Company utilizes certain specialized facilities dedicated to manufacturing a limited number of products, as well as sub-contracted manufacturing facilities. The Company also promotes inter-company sourcing of products and components. These steps have helped the Company balance its global manufacturing capacity and increase its operating efficiency.

      The Company's fine furniture lines are produced in domestic manufacturing and distribution facilities located in North Carolina, Tennessee, Michigan, Massachusetts, South Carolina, Mississippi, Georgia, Illinois, and California, and internationally in facilities located in Canada, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore Sweden, Taiwan and the United Kingdom. Substantially all of the Company's Robert Allen(TM) and Ramm, Son & Crocker(TM) decorative home furnishing fabrics are manufactured for the Company by third parties.

      The Company has taken a $58.5 million charge in 1997 to restructure its worldwide operations principally focusing on its Universal Furniture business unit. The majority of Universal's restructuring activity will take place in the Far East where approximately 4,000,000 square feet will be rationalized to improve quality, reduce order-to-ship times and enhance product values.

RAW MATERIALS AND SUPPLIERS

      The principal raw materials used by the Company in the manufacture of its products include: lumber, finishing products (stains, sealants and lacquers), glue, steel, leather, cotton, wool, synthetic and vinyl fabrics, polyester batting and polyurethane foam. The various types of wood used in the Company's products are purchased both domestically and internationally. Management believes that its supply sources of those materials are adequate. The Company has experienced no significant problems in supplying its operations. Although the Company has ongoing relationships with certain suppliers of raw materials, the Company believes that there are a number of reliable vendors available contributing to its ability to obtain competitive pricing for raw materials. Raw material prices fluctuate over time depending on supply, demand and other factors. Increases in raw material prices may have a short-term impact on the Company's financial performance. Under the provisions of the Clean Air Act of 1970, as amended, (the "CAA"), in December 1995, the United States Environmental Protection Agency promulgated hazardous air emission standards, National Emission Standards for Hazardous Air Pollutants ("NESHAPS"), applicable to the wood furniture industry. The furniture industry and its suppliers have developed finishing materials to comply with these standards. See "Environmental Regulations."

COMPETITION

      The furniture manufacturing industry is highly competitive and includes a large number of domestic and foreign manufacturers. The industry is highly fragmented, and no one company is dominant. Competition is generally based on product quality, brand name recognition, price and service. The Company's furniture products compete with products made by a number of furniture manufacturers, including Furniture Brands International, Inc., La-Z-Boy Incorporated, Klaussner Furniture Industries Inc., LADD Furniture, Inc. and Bassett Furniture Industries, Inc., as well as numerous smaller producers. In decorative home furnishing fabrics, competition is based upon design, price, style and quality, and competitors include Schumacher/Waverly, Richloom and Mastercraft.

EMPLOYEES

      As of December 31, 1997, the Company employed approximately 31,900 persons. Virtually all are non-union, although approximately 30%, most of whom are employed in Asia, are subject to certain government-mandated terms of employment. The Company believes it has good relations with its employees.

INTELLECTUAL PROPERTY

      The Company considers its intellectual property to be among its most valuable assets. These rights include trademarks, trade names, copyrights, patents and rights licensed from third parties. The Company believes that these intellectual property rights are important to the Company because they are well recognized and associated with quality and value in the home furnishings industry. The Company aggressively protects its intellectual property rights.

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

      Under the provisions of the CAA, in December 1995, the United States Environmental Protection Agency promulgated hazardous air emission standards for the wood furniture industry. NESHAPs required the Company to reduce emissions of certain hazardous air pollutants by November 1997. In order to comply with NESHAPs, the Company has reformulated certain furniture finishes as well as instituted process changes. The furniture industry and its suppliers have developed finishing materials to comply with these standards. While the initial cost of compliance required an investment in new spray equipment, worker training and the application of reformulated materials, the cost impact on operations was not material. The Company does not believe that these regulations will materially impact its future financial performance or the quality or the durability of its products.

      As the result of historical operations, spills and releases of hazardous substances may have occurred at several of the Company's facilities. These releases are under investigation, including soil and groundwater sampling. If hazardous substances are detected in the soil or groundwater, the Company would be required under CERCLA or its state analogues to incur expenses relating to the investigation and remediation of these releases. The Company does not believe that the costs associated with investigating or remediating these releases will have a material adverse effect on the Company's financial condition, operating expenses or earnings. Furthermore, pursuant to the Acquisition Agreement, Masco will indemnify the Company for certain liabilities in excess of specified amounts relating to the existence of hazardous substances at certain of the facilities.

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

BACKLOG

      The combined backlog of the Company as of December 31, 1997 aggregated approximately $332 million, compared to approximately $315 million as of December 31, 1996.

Item 2. Properties

      The following list includes the Company's principal manufacturing facilities by location as of December 31, 1997:


California        City of Industry and Whittier
Georgia           Atlanta
Illinois          Alsip
Massachusetts     Holyoke
Michigan          Holland
Mississippi       Baldwin, Blue Mountain, New Albany and Ripley(2)
North Carolina    Black Mountain, Drexel, Goldsboro, Hickory, High Point(3),
                  Hildebran(2), Lexington(5), Linwood, Longview, Marion(2),
                  Mocksville, Morganton(4), Mt. Airy, Shelby, and Spruce
                  Pine(2)
Pennsylvania      Sunbury
South Carolina    Kingstree
Tennessee         Lenoir City, Livingston, Morristown(6) and Rockwood
Canada            Mississauga, Ontario; and Ville D'Anjou, Quebec
China (P.R.C.)    Fuzhou, Guang Dong, Guangzhou, Tianjin and Xian
Great Britain     Silsden, England; and Aberdare, Wales
Indonesia         Semarang
Malaysia          Johor and Kedah(2)
Philippines       Cebu
Singapore         Singapore(2)
Sweden            Skene
Taiwan            Kaohsiung, Ping Tung and Tao Yuan Hsian

      Note: The parentheticals denote multiple facilities in that location.

      The Company operates manufacturing and distribution facilities, showrooms, and retail and office space with a total area of approximately 26 million square feet. The Company owns approximately 19 million square feet and leases approximately 7 million square feet.

      The Company's corporate headquarters is currently located in Thomasville, North Carolina and is owned by the Company. The Company plans to relocate its corporate headquarters in 1998 to 4000 Lineage Court, High Point, N.C. 27265

      The Company's buildings, machinery and equipment have been generally well-maintained, are in good operating condition, and are adequate for current production requirements.

Item 3. Legal Proceedings

      From time to time, the Company is a party to various legal actions in the normal course of its business. The Company is not currently a party to any litigation which, if adversely determined, would have a material adverse effect on the liquidity or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      Holdings, the sole shareholder of the Company, executed consents, whereby Holdings elected David L. Johnston and Robert C. Larson as Directors of the Company.

                                   -----------

      Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other similar terminology, or by discussions of strategy. The Company's actual results could differ materially from those anticipated by any such forward-looking statements as a result of certain factors, including matters discussed herein and factors affecting the home furnishings industry in general, fluctuations in the price and supply of raw materials, competition and the dependence of the Company on its managerial, manufacturing and sales and marketing personnel.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      There is no established trading market for the common stock of the Company.

      As of December 31, 1997, Holdings was the only holder of the common stock of the Company. Holdings is a privately owned company, the capital stock of which is held by members of management, Masco, 399 Ventures, Inc. and other private investors.

      On December 12, 1997, the Company declared a cash dividend, payable January 1998, of $23.3 million to Holdings.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
                              (Dollars in millions)

                                                     Predecessor(1)                            Company
                                    -----------------------------------------------     ---------------------
                                                                            1/1/96       8/6/96
                                                                              to           to
                                      1993         1994         1995        8/5/96      12/31/96       1997
                                    --------     --------     --------     --------     --------     --------
Statement of Operations Data:
Net sales .......................   $1,763.5     $1,897.5     $1,992.6     $1,147.9     $  857.5     $1,959.8
Cost of sales ...................    1,326.8      1,434.0      1,501.0        870.7        638.2      1,453.8
Restructuring charge(8) .........         --           --           --           --           --         14.5
                                    --------     --------     --------     --------     --------     --------
  Gross profit ..................      436.7        463.5        491.6        277.2        219.3        491.5
Selling, general, and
  administrative(2) .............      368.5        386.8        397.8        222.2        144.5        347.5
Restructuring charge(8) .........         --           --           --           --           --         44.0
                                    --------     --------     --------     --------     --------     --------
  Operating profit ..............       68.2         76.7         93.8         55.0         74.8        100.0
                                    --------     --------     --------     --------     --------     --------
Interest expense(3) .............       82.7         87.1         94.8         52.7         20.0         41.9
Other, net(4) ...................        3.2          7.3          8.3          3.5          6.7         15.1
                                    --------     --------     --------     --------     --------     --------
  Income (loss) before income
    taxes and extraordinary item       (17.7)       (17.7)        (9.3)        (1.2)        48.1         43.0
Income taxes ....................        8.0          6.1          7.0          6.8         16.8         13.8
                                    --------     --------     --------     --------     --------     --------
  Income (loss) before
    extraordinary item ..........      (25.7)       (23.8)       (16.3)        (8.0)        31.3         29.2
                                    --------     --------     --------     --------     --------     --------
Extraordinary item - loss on
  early extinguishment of debt
  (net of income taxes of $7.8) .         --           --           --           --           --        (11.6)
                                    --------     --------     --------     --------     --------     --------
Net income (loss) ...............   $  (25.7)    $  (23.8)    $  (16.3)    $   (8.0)    $   31.3     $   17.6
                                    ========     ========     ========     ========     ========     ========
Other Financial Data:
Gross profit margin .............       24.8%        24.4%        24.7%        24.2%        25.6%        25.1%
EBITDA(5) .......................   $  132.6     $  139.5     $  160.1     $   91.8     $   87.7     $  178.1
EBITDA margin ...................        7.5%         7.4%         8.0%         8.0%        10.2%         9.1%
Depreciation & amortization .....   $   66.8     $   66.4     $   67.9     $   39.3     $   15.4     $   38.4
Cash provided by (used for)
  operating activities ..........      (28.7)        13.4         49.3         48.8        109.0        139.8
Cash used for investing
  activities ....................      (92.1)       (67.2)       (72.5)       (25.6)      (708.8)       (50.2)
Cash provided by (used for)
  financing activities ..........      129.9         53.1         15.8        (21.9)       622.1       (107.8)
Balance Sheet Data:
Working capital(6) ..............   $  724.0     $  743.3     $  749.1     $     --     $  496.1     $  479.3
Total assets ....................    1,853.5      1,970.5      1,903.9           --      1,190.7      1,151.2
Total debt ......................       61.9         45.2         27.2           --        444.6        354.6
Total liabilities ...............      295.9        274.4        282.9           --        737.4        713.8
Masco net investment &
  advances(7) ...................    1,557.6      1,633.1      1,621.0           --           --           --
Shareholder's equity ............         --           --           --           --        453.4        437.4

--------

(1) Results include The Berkline Corporation, which was acquired in April 1994 in a pooling-of-interests transaction. The financial information of the Predecessor includes certain businesses of Holdings.

(2) Included in selling, general and administrative expenses of the Predecessor are general corporate expenses which represent certain corporate staff support and administrative services provided by Masco. These expenses, which were charged to the Predecessor by Masco, consisted of $10.5, $12.7 and $16.0 in 1993 through 1995, respectively, and $9.4 for the period January 1, 1996 to August 5, 1996.

(3) Interest expense of the Predecessor consists primarily of interest on advances from Masco.

(4) Other, net, includes receivables securitization costs of $4.4 and $9.8 and amortization of deferred charges of $1.7 and $3.9 for the period August 6, 1996 to December 31, 1996 and the year ended 1997, respectively.

(5) EBITDA is defined as net income (loss) before interest expense, income taxes, depreciation and amortization expense (including amortization of sample book expenditures), extraordinary items and certain other non-cash charges. Such other non-cash charges were $0.7, $3.8, $6.7 for 1993 through 1995, respectively, $1.0 for the period January 1, 1996 to August 5, 1996, $(0.2) for the period August 6, 1996 to December 31, 1996, and $45.1 for 1997. The Company believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates EBITDA in exactly the same fashion. As a result, EBITDA as presented above may not necessarily be comparable to similarly titled measures of other companies.

(6) Working capital is defined as total current assets (excluding cash and cash investments) less total current liabilities (excluding current maturities of long-term debt and dividends payable).

(7) Advances from Masco were $1,091.0, $1,192.0, and $1,195.0 at December 31, 1993 through 1995, respectively.

(8) Non-recurring charges were incurred to rationalize and restructure certain worldwide operations. Excluding these charges, gross profit was $506.0 or 25.8%, operating profit was $158.5 or 8.1%, and EBITDA was $198.5 or 10.1% for the year ended December 31, 1997. The Note to the Financial Statements captioned "Restructuring Initiatives" should be read in conjunction with this section.

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

RESTRUCTURING INITIATIVES

      As a result of the Company's evaluation of its global manufacturing and distribution base, the Company has taken a $58.5 million charge in 1997 to rationalize and restructure its worldwide operations principally focusing on its Universal Furniture business unit. The majority of Universal's restructuring activity will take place in the Far East where approximately 4,000,000 square feet will be rationalized to improve quality, reduce order-to-ship times and enhance product values. The plan was finalized and approved in December 1997. The restructuring initiatives include a reduction in workforce, eliminating approximately 5,000 positions by the end of 1998. As a result of the restructuring, significant non-recurring costs will be incurred to sever lease obligations, provide for employee severance, and to provide for the impairment of inventory and fixed assets. Implementation of this plan began in the first quarter of 1998.

      Gross profit and operating profit for 1997 include total non-recurring charges of $14.5 million and $44.0 million, respectively, comprised of the following components:

           (Millions)           Cash      Non-Cash     Total
      ---------------------   ---------   ---------   ---------
      Asset write-downs...   $       -   $    38.1   $    38.1
      Contractual
        obligations.......         9.8           -         9.8
      Employee severance..         8.8           -         8.8
      Other...............         1.8           -         1.8
                              ---------   ---------   ---------
                             $    20.4   $    38.1   $    58.5
                              =========   =========   =========

      In connection with the August 5, 1996 acquisition of the Predecessor, management developed a restructuring plan, which was finalized in December 1996. As permitted by Emerging Issues Task Force ("EITF") Issue 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," the total cost of the plan of approximately $28.3 million was included as part of the purchase price allocation. The restructuring plan provided for severance costs associated with the closure of various facilities, costs associated with the relocation of equipment and office facilities and other closure related expenses.

RESULTS OF OPERATIONS

      For the purposes of the discussions that follow, the results of operations for the period August 6, 1996 through December 31, 1996 have been combined with the results of the Predecessor.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

      Net sales were $1,959.8 million for the year ended December 31, 1997, a decrease of $45.6 million, or 2.3%, from $2,005.4 million for the year ended December 31, 1996. Net sales of fine furniture decreased 2.3% to $1,693.6 million for the year ended December 31, 1997 from $1,733.3 million for the year ended December 31, 1996. Fine furniture sales were negatively impacted by the Company's strategy of exiting less profitable products and relatively soft major retailer sales including reduced shipments to two large customers who filed for protection under Chapter 11 of the United States Bankruptcy Code. Net sales of decorative home furnishing fabrics decreased 2.2% to $266.2 million for the year ended December 31, 1997 from $272.1 million for the year ended December 31, 1996, as the continuing growth of leather as a replacement for fabric in upholstered furniture negatively impacted fabric sales.

      Gross profit was $491.5 million for the year ended December 31, 1997, a decrease of $5.0 million, or 1.0%, from $496.5 million for the year ended December 31, 1996. Excluding the non-recurring restructuring charge of $14.5 million, gross profit increased by $9.5 million or 1.9% to $506.0 million. Improvement in gross profit margins were primarily attributable to the Company's continuous improvement initiatives and the benefit of lower depreciation expense, partially offset by the impact of lower sales volume.

      Selling, general and administrative expenses were $347.5 million for the year ended December 31, 1997, a decrease of $19.2 million, or 5.2%, from $366.7 million for the year ended December 31, 1996. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives, elimination of goodwill amortization, and the net decrease in general and administrative expenses which the Company has incurred on a stand-alone basis compared to the management fees previously charged by Masco. These reductions were partially offset by higher bad debt expenses resulting from the bankruptcy filings previously mentioned. As a percentage of net sales, selling, general and administrative expenses improved to 17.7% for the year ended December 31, 1997 from 18.3% for the year ended December 31, 1996. Selling expense was 10.9% of net sales as compared to 11.0% for 1996, and general and administrative expenses decreased to 6.8% of net sales from 7.3% in 1996.

      Operating profit was $100.0 million for the year ended December 31, 1997, a decrease of $29.8 million, or 23.0%, from $129.8 million for the year ended December 31, 1996. Excluding the non-recurring restructuring charges, operating profit increased by $28.7 million or 22.1% to $158.5 million. As a percentage of net sales, operating profit, before restructuring charges, increased to 8.1% for the year ended December 31, 1997 from 6.5% for the comparable period of 1996.

      Interest expense was $41.9 million for the year ended December 31, 1997, a decrease of $30.8 million, or 42.4%, from the year ended December 31, 1996. This decrease was a result of lower average debt outstanding during the year and reduced interest rates obtained when the Company refinanced its revolving credit facility in August 1997.

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

      Gross profit was $496.5 million for the year ended December 31, 1996, an increase of $4.9 million, or 1.0%, from $491.6 million for the comparable period of 1995. This increase was primarily attributable to the impact of a modest increase in sales and improved gross profit margins. Gross profit margins improved from August 6, 1996 to December 31, 1996 primarily due to reduced depreciation expense. This improvement was offset by decreases in the gross profit margin earlier in 1996, which were primarily the result of temporary plant closings due to bad weather and start-up costs related to substantial new product introductions.

      Selling, general and administrative expenses were $366.7 million for the year ended December 31, 1996, a decrease of $31.1 million, or 7.8%, from $397.8 million for the comparable period of 1995. As a percentage of net sales, selling, general and administrative expenses improved to 18.3% for the year ended December 31, 1996 from 20.0% for the year ended December 31, 1995. Selling expense was 11.0% of net sales as compared to 11.8% for 1995, and general and administrative expenses decreased to 7.3% of net sales from 8.2% in 1995. The decrease in general and administrative expenses reflects the benefits of the Company's cost reduction initiatives implemented in late 1995, combined with the net decrease in general and administrative expenses incurred since August 6, 1996 as a stand alone company when compared to the management fees previously charged to the Predecessor by Masco.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity needs arise primarily from debt service, working capital needs and the funding of capital expenditures. The Company's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under its revolving credit facility. Net cash from operating activities for the year ended December 31, 1997 was $139.8 million, a decrease of $18.0 million from $157.8 million in the comparable period of 1996.

      The Company made net principal payments on its long-term debt of $90.1 million and net repayments of $17.0 million under its accounts receivable securitization facility for the year ended December 31, 1997. Since August 5, 1996, the Company has reduced its debt levels by $198.8 million and its accounts receivable securitization balance by $5.0 million.

      On August 15, 1997, the Company replaced the existing revolving credit facility, Tranche A term loan and Tranche B term loan with a six year $400 million senior secured revolving credit facility. The revolving credit facility provides the Company with increased financial flexibility by eliminating quarterly principal payment requirements, reducing financing costs and reducing the number of restrictive covenants. In connection with the repayment of the existing revolving credit and term loan facilities, the Company recorded an extraordinary non-cash charge of $19.4 million ($11.6 million net of tax), consisting of the write-off of unamortized deferred financing costs, related to the early extinguishment of debt.

      The Company made capital expenditures of $32.7 million for the year ended December 31, 1997. The Company believes that as a result of the availability of excess capacity in its manufacturing facilities, no significant additional capital expenditures will be required to expand capacity. The Company's ability to make capital expenditures is subject to certain restrictions under the Company's long-term debt arrangements.

      As of December 31, 1997, the amount available under the Company's revolving credit facility was $248.0 million (less the face amount of existing letters of credit of $12.8 million). The Company believes that cash generated from operations, together with the amounts available under the revolving credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

      On December 12, 1997, the Company declared a cash dividend, payable in January 1998, of $23.3 million to Holdings. As a result of this dividend payment and routine working capital requirements, the Company's borrowings under the revolving credit facility increased to $184 million, as of January 31, 1998.

      In connection with the issuance of the senior subordinated notes, the Company's domestic operating subsidiaries fully and unconditionally guarantee the Company's performance under the Notes on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Company's domestic operating subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances.

      During 1997, the Company initiated the implementation of an enterprise-wide Year 2000 compliant Oracle software system. Prior to completion of the Oracle implementation, the Company recognizes the need to identify, evaluate and implement changes to its existing computer systems and applications to achieve Year 2000 compliance and mitigate effects on customers and business operations. The Company's subsidiaries are in various stages of assessing and correcting Year 2000 issues. These range from finalizing assessments to formulating corrective action plans where required, to commencing conversion efforts. The assessment of issues covers all financial and operational systems and includes communication with suppliers and customers to determine the extent to which the Company may be impacted by the failure of third parties to remediate their own Year 2000 issues. The final assessment and development of corrective action plans will be completed in mid 1998. The conversion efforts, which were begun in 1997, will continue during 1998 and 1999. The cost associated with ensuring Year 2000 compliance is being developed as part of the detailed conversion planning.

INTERNATIONAL OPERATIONS

      As of December 31, 1997, the Company conducted operations in several foreign countries including Canada, China, Indonesia, Malaysia, Singapore, Taiwan, the Philippines and several European countries.

      The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. The financial position and results of operations of the Company's foreign subsidiaries are remeasured using the U.S. dollar or translated using the local currency as the functional currency depending on the nature of the operations. During 1997, the Company recorded a $7.0 million loss on remeasurement and a $10.2 million translation adjustment to shareholder's equity because of the devaluation of Asian currencies against the U.S. dollar.

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

Item 8. Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
LIFESTYLE FURNISHINGS INTERNATIONAL LTD.:

We have audited the accompanying consolidated balance sheets of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations and cash flows for the year ended December 31, 1997 and for the period from August 6, 1996 to December 31, 1996. We have also audited the combined statements of operations and cash flows of the Masco Home Furnishings Group (certain subsidiaries of Masco Corporation, as described in Note 2, and the Company's predecessor) for the period from January 1, 1996 to August 5, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997 and for the period from August 6, 1996 to December 31, 1996, and the combined results of operations and cash flows of the Masco Home Furnishings Group for the period from January 1, 1996 to August 5, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Greensboro, North Carolina

February 25, 1998

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                                 BALANCE SHEETS
                                 (In Thousands)

                                                               Consolidated Company
                                                            --------------------------
                                                             December        December
                                                                31,             31,
                                                               1997            1996
                                                            -----------    -----------
                                     ASSETS
Current assets:
  Cash and cash investments .............................   $     4,140    $    22,400
  Trade receivables .....................................        64,480         81,810
  Investment in receivables trust .......................        64,010         51,120
  Other receivables .....................................        40,710         46,280
  Inventories ...........................................       510,110        526,300
  Prepaid expenses ......................................        35,440         22,690
  Deferred income taxes .................................        38,530         14,080
                                                            -----------    -----------
      Total current assets ..............................       757,420        764,680
Property and equipment, net .............................       337,390        349,330
Other assets ............................................        56,410         76,720
                                                            -----------    -----------
      Total assets ......................................   $ 1,151,220    $ 1,190,730
                                                            ===========    ===========

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Long-term debt, current ...............................   $     2,970    $    18,970
  Accounts payable ......................................       124,000         93,030
  Accrued liabilities ...................................       149,940        153,130
                                                            -----------    -----------
      Total current liabilities .........................       276,910        265,130
Long-term debt ..........................................       351,600        425,650
Deferred income taxes ...................................        31,250          2,220
Other long-term liabilities .............................        54,070         44,370
                                                            -----------    -----------
      Total liabilities .................................       713,830        737,370
                                                            -----------    -----------

Shareholder's equity:

  Common stock, $.01 par value, 3,000 shares authorized,
    100 shares issued and outstanding ...................            --             --
  Additional paid-in capital ............................       421,050        421,050
  Retained earnings .....................................        25,510         31,270
  Foreign currency translation ..........................        (9,170)         1,040
                                                            -----------    -----------
      Total shareholder's equity ........................       437,390        453,360
                                                            -----------    -----------
      Total liabilities and shareholder's equity ........   $ 1,151,220    $ 1,190,730
                                                            ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                            STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                             Consolidated Company            Combined Predecessor
                                                       ------------------------------   ------------------------------
                                                        Period from      Period from     Period from      Period from
                                                        Jan. 1, 1997     Aug. 6, 1996    Jan. 1, 1996     Jan. 1, 1995
                                                             to               to              to               to
                                                       Dec. 31, 1997    Dec. 31, 1996    Aug. 5, 1996    Dec. 31, 1995
                                                       -------------    -------------   -------------    -------------
Net sales ..........................................   $   1,959,780    $     857,490   $   1,147,890    $   1,992,610
Cost of sales ......................................       1,453,770          638,140         870,650        1,500,990
Restructuring charge ...............................          14,480               --              --               --
                                                       -------------    -------------   -------------    -------------
    Gross profit ...................................         491,530          219,350         277,240          491,620
Selling, general and administrative expenses .......         347,550          144,580         222,230          397,790
Restructuring charge ...............................          44,020               --              --               --
                                                       -------------    -------------   -------------    -------------
    Operating profit ...............................          99,960           74,770          55,010           93,830
                                                       -------------    -------------   -------------    -------------
Other expense, net:
    Interest expense ...............................          41,900           19,930             970            2,360
    Interest expense, Masco ........................              --               --          51,720           92,470
    Other, net .....................................          15,110            6,730           3,480            8,260
                                                       -------------    -------------   -------------    -------------
                                                              57,010           26,660          56,170          103,090
                                                       -------------    -------------   -------------    -------------
    Income (loss) before income taxes and
       extraordinary item ..........................          42,950           48,110          (1,160)          (9,260)
Income taxes .......................................          13,750           16,840           6,830            6,980
                                                       -------------    -------------   -------------    -------------
    Income (loss) before extraordinary item ........          29,200           31,270          (7,990)         (16,240)
Extraordinary item - loss on early extinguishment of
    debt (net of income taxes of $7,750) ...........         (11,620)              --              --               --
                                                       -------------    -------------   -------------    -------------
    Net income (loss) ..............................   $      17,580    $      31,270   $      (7,990)   $     (16,240)
                                                       =============    =============   =============    =============

      The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                               Consolidated Company              Combined Predecessor
                                                          ------------------------------    ------------------------------
                                                           Period from      Period from      Period from      Period from
                                                           Jan. 1, 1997     Aug. 6, 1996     Jan. 1, 1996     Jan. 1, 1995
                                                                to               to               to               to
                                                          Dec. 31, 1997    Dec. 31, 1996     Aug. 5, 1996    Dec. 31, 1995
                                                          -------------    -------------    -------------    -------------
OPERATING ACTIVITIES:
      Net income (loss) .............................     $      17,580    $      31,270    $      (7,990)   $     (16,240)
      Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
             Depreciation and amortization ............          24,160            9,610           29,790           50,770
             Fabric sample book amortization ..........          14,250            5,820            9,470           17,150
             Bad debt provision .......................           6,080            1,580            2,250            6,620
             Deferred income taxes ....................          (6,680)          (5,890)          (2,610)           4,560
             Extraordinary loss, net of tax ...........          11,620               --               --               --
             Restructuring charge .....................          58,500               --               --               --
      Changes in operating assets and liabilities:
             Receivables ..............................          16,570           (3,710)          39,550          (19,120)
             Inventories ..............................           1,710           34,460          (17,480)          10,390
             Prepaid expenses and other assets ........          (5,190)          (9,740)           2,470              260
             Accounts payable .........................          30,970            9,420           (1,890)           2,110
             Other liabilities ........................         (29,750)          36,220           (4,720)          (7,180)
                                                          -------------    -------------    -------------    -------------
          Net cash provided by operating activities ...         139,820          109,040           48,840           49,320
                                                          -------------    -------------    -------------    -------------
INVESTING ACTIVITIES:
       Capital expenditures ...........................         (32,650)         (13,820)         (16,520)         (61,030)
       Fabric sample book expenditures ................         (14,280)          (3,260)          (9,190)         (15,000)
       Net investments in receivables trust ...........         (12,890)         (51,120)              --               --
       Issuance of notes receivable ...................          (3,990)              --               --          (10,260)
       Collection of notes receivable .................          16,650            1,670            2,790            5,020
       Acquisition of businesses, net of cash
          acquired .............................                     --         (645,430)              --               --
       Other, net .....................................          (3,080)           3,200           (2,640)           8,790
                                                          -------------    -------------    -------------    -------------
          Net cash used for investing activities ......         (50,240)        (708,760)         (25,560)         (72,480)
                                                          -------------    -------------    -------------    -------------
FINANCING ACTIVITIES:
       Proceeds from long-term debt ...................         234,000          525,000           87,760           16,200
       Repayments of long-term debt ...................        (325,000)        (108,690)         (87,090)          (3,720)
       Net proceeds from short-term debt ..............             950               --               --               --
       Net proceeds (repayments) from accounts
          receivable transactions .....................         (17,000)         167,000               --               --
       Capital contribution ...........................              --           76,400               --               --
       Deferred financing costs .......................            (790)         (37,590)              --               --
       Increase (decrease) in Masco Corporation net
          investment and advances .....................              --               --          (22,600)           3,280
                                                          -------------    -------------    -------------    -------------
          Net cash provided by (used for) financing
             activities ...............................        (107,840)         622,120          (21,930)          15,760
                                                          -------------    -------------    -------------    -------------
CASH AND CASH INVESTMENTS:
       Increase (decrease) for the period .............         (18,260)          22,400            1,350           (7,400)
       Balance, beginning of period ...................          22,400               --           17,310           24,710
                                                          -------------    -------------    -------------    -------------
       Balance, end of period .........................   $       4,140    $      22,400    $      18,660    $      17,310
                                                          =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
       Interest .......................................   $      44,450    $       6,200    $      52,700    $      94,700
                                                          =============    =============    =============    =============
       Income taxes ...................................   $      28,300    $       7,000    $      10,000    $       2,000
                                                          =============    =============    =============    =============

Non-cash transactions:

      On December 12, 1997, the Company declared a cash dividend, payable January 1998, of $23.3 million to Holdings.

      In addition to the acquisition consideration reflected above, Holdings issued $285 million in notes and $60 million in equity securities to the seller during 1996.

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                          NOTES TO FINANCIAL STATEMENTS

1. THE ACQUISITION

      LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") was formed in May 1996 for the purpose of acquiring (the "acquisition") the Masco Home Furnishings Group (the "Group" or "Predecessor"). In the formation of the Company, 100 shares of common stock were issued to FURNISHINGS INTERNATIONAL INC. ("Holdings"), the Company's sole stockholder. On August 5, 1996, Holdings acquired the Predecessor from Masco Corporation ("Masco") for approximately $1.1 billion and contributed substantially all of the businesses acquired to the Company. The purchase price of $1.1 billion was financed by: (i) senior bank facilities ($325.0 million); (ii) senior subordinated notes ($200.0 million);
(iii) equity contribution ($421.0 million); and (iv) proceeds from sale of accounts receivable ($155.0 million). (See Note 8 Receivables Facility and Note 9 Long-Term Debt).

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

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      Basis of Presentation. The Consolidated Financial Statements as of December 31, 1997 and 1996 and for the year ended December 31, 1997 and for the period from August 6, 1996 to December 31, 1996 include the accounts of the Company and its subsidiary companies. Intercompany accounts and transactions are eliminated. In the Notes to the Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

      The financial information for the periods ended on or prior to August 5, 1996 refers to the Predecessor as it existed prior to the acquisition. The Group was not a legal entity and included certain Masco subsidiaries whose operations consisted of the manufacture and sale of home furnishings products including quality furniture, fabrics and other home furnishings principally in the United States. The financial position and results of operations of the Predecessor, as presented herein, may not be the same as would have occurred had the Group been an entity independent of Masco.

      Included in selling, general and administrative expenses of the Predecessor are general corporate expenses which represent certain corporate staff support and administrative services previously provided by Masco. These expenses were charged to the Group by Masco based upon approximately 1 percent of sales of most domestic Group operations. Masco's management believes this method of allocation was reasonable. Because these services were never contracted with outsiders nor bids obtained, it is not practical to disclose estimates of what the cost would have been on a stand alone basis. In addition, the Group participated in certain programs provided by Masco including various insurance programs and incentive compensation plans; related costs of these programs that exceed amounts included in general corporate expenses were separately charged to the Group by Masco. Outstanding liabilities related to the above services and programs were included in Masco Net Investment and Advances in the balance sheet of the Predecessor.

      Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

      Cash and Cash Investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash investments.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

      Receivables. Trade and other receivables are presented net of aggregate allowances for doubtful accounts of $3.9 million at December 31, 1997 and $4.8 million at December 31, 1996.

      Deferred Charges. Deferred charges, which consist primarily of debt issuance costs associated with the acquisition, are amortized over the terms of the related debt using the effective interest method. Deferred charges totaling $16.0 million, net of accumulated amortization of $3.0 million, and $38.3 million, net of accumulated amortization of $1.7 million, were included in Other Assets in the accompanying balance sheet as of December 31, 1997 and 1996, respectively. In August 1997, the Company wrote off $19.4 million of unamortized deferred financing costs related to the early extinguishment of debt.

      Property and Equipment. Property and equipment are stated at acquisition cost as determined under APB Opinion No. 16 "Business Combinations." Assets acquired subsequent to the acquisition, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. The Company reviews property and equipment for impairment and write down to fair value whenever events or circumstances indicate that the carrying value may not be recoverable through undiscounted cash flows. Fair value is determined based on comparable market values, when available, or discounted cash flows.

      Depreciation and Amortization. Depreciation is computed principally using the straight line method over the estimated useful lives of the assets. The Company generally uses estimated useful lives ranging from 15 to 40 years for buildings and land improvements, and 3 to 8 years for machinery and equipment. Purchased software and direct external costs related to the implementation of the software are capitalized and amortized over a range of three to six years. Depreciation expense was $20.2 million during 1997, $7.6 million for the period August 6, 1996 to December 31, 1996, $21.5 million for the period January 1, 1996 to August 5, 1996, and $36.0 million during 1995.

      The Company produces fabric sample books which are used to market some of its products. The Company capitalizes the cost of these sample books and amortizes their cost over three years as a selling expense. The unamortized net cost of the sample books is included in other assets and prepaid expenses and at December 31, 1997 and 1996 aggregated $18.8 million and $20.8 million, respectively, and the related amounts charged to selling expense were $14.3 million during 1997, $5.8 million for the period August 6, 1996 to December 31, 1996, $9.5 million for the period January 1, 1996 to August 5, 1996 and $17.2 million during 1995.

      Joint Ventures. The Company has investments in several fifty-fifty joint ventures in Asia which are accounted for on the equity method. At December 31, 1997 and 1996, the Company's investment in these joint ventures totaled $7.3 million and $9.4 million, respectively, and is included in other assets. In connection with certain of these investments, the Company has guaranteed a minimum return on investment to its joint venture partners if certain annual financial targets are not achieved. The Company records a liability for these guarantees when payment is both probable and estimable.

      Receivables Facility. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to account for its receivables facility. SFAS No. 125 allows the Company to derecognize the trade receivables transferred to LFI Receivables Corporation (Note 8). Its adoption did not have a material effect on the results of operations or financial position of the Company.

      Fair Value of Financial Instruments and Concentrations of Credit Risk. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. The carrying values of notes receivable, revolving credit facility, investment in receivables trust and the forward contract to sell accounts receivable approximate fair value as the floating rates inherent in the related financial instruments reflect changes in overall market interest rates. The fair value of the senior subordinated notes was approximately $222

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

million and $215 million as of December 31, 1997 and 1996, respectively, based on quoted market values, compared to a carrying value of $200 million.

      The Company's interest rate collar, which results in $250 million of the Company's long-term debt being subject to a LIBOR ceiling of 8.0% and a LIBOR floor of 5.45%, had a fair value of approximately $(0.4) and $(0.8) million at December 31, 1997 and 1996, respectively, with a carrying value of zero. Subsequent to December 31, 1997, the Company renegotiated the interest rate collar, lowering the LIBOR ceiling to 6.75% and the LIBOR floor to 5.35%.

      Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries, where the local currency is the functional currency, are translated at the balance sheet date exchange rates and statement of operations accounts are translated at the average rates prevailing during the year. Adjustments resulting from the translation are recorded as a separate component of shareholder's equity.

The following table reconciles the changes from period to period:

                                               Company                         Predecessor
                                   -------------------------------   ------------------------------
                                     Jan.1, 1997      Aug. 6, 1996    Jan. 1, 1996     Jan. 1, 1995
                                         to               to               to              to
                                    Dec.31, 1997     Dec. 31, 1996    Aug. 5, 1996    Dec. 31, 1995
                                   -------------    --------------   -------------   --------------
Balance, beginning of period ..... $       1,040    $           --   $       5,200   $        5,200
Translation adjustment ...........       (10,210)            1,040             780               --
Income tax effect ................            --                --              --               --
                                   -------------    --------------   -------------   --------------
Balance, end of period ........... $      (9,170)   $        1,040   $       5,980   $        5,200
                                   =============    ==============   =============   ==============

      Assets and liabilities of the Company's foreign subsidiaries, where the U.S. dollar is the functional currency, are remeasured at balance sheet date exchange rates, except for nonmonetary assets and liabilities, which are remeasured using historical exchange rates. The resulting gains and losses are included in the statement of operations. Due to the significant devaluation of Asian currencies during 1997, the Company recognized a $7.0 million loss on remeasurement for the year ended December 31, 1997. During the period August 6, 1996 to December 31, 1996, January 1, 1996 to August 5, 1996 and the year ended December 31, 1995, the Company recognized $0.2 million, $(0.5) million, and $(0.6) million, respectively, in remeasurement gains (losses).

      Reclassifications. Certain prior period amounts have been reclassified to conform with current period presentation.

      Recently Issued Accounting Standards. SFAS No. 129, "Disclosure of Information about Capital Structure," will become effective in 1998 and will not have a material effect on the information currently reported by the Company.

      SFAS No. 130, "Reporting Comprehensive Income," will become effective in 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Its adoption will require the Company to report comprehensive income below the total for net income in the statement of operations, in a separate statement of comprehensive income that begins with net income, or in a statement of changes in equity. Comparative disclosures which include prior period information will be restated to conform with the provisions of this Statement.

      SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," will become effective in 1998. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that the Company report financial and descriptive information about its reportable

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)

operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Comparative disclosures which include prior period information will be restated to conform with the provisions of this Statement.

SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits," will become effective in 1998. This Statement standardizes the disclosure requirements for pensions and postretirement benefits and will require changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures which include prior period information will be restated to conform with the provisions of this Statement.

3. INVENTORIES

                                              Company          Company
                                           --------------   --------------
                                                1997             1996
                                           --------------   --------------
Finished goods .........................   $      216,360   $      223,610
Raw material ...........................          216,010          216,250
Work in process ........................           77,740           86,440
                                           --------------   --------------
                                           $      510,110   $      526,300
                                           ==============   ==============



      Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

4. PROPERTY AND EQUIPMENT

                                              Company          Company
                                           --------------   --------------
                                                1997             1996
                                           --------------   --------------

Land and improvements ..................   $       32,600   $       37,330
Buildings ..............................          204,920          206,380
Machinery and equipment ................          121,550          113,250
                                           --------------   --------------
                                                  359,070          356,960
Less accumulated depreciation ..........           21,680            7,630
                                           --------------   --------------
                                           $      337,390   $      349,330
                                           ==============   ==============

      The Company leases various facilities and equipment under non-cancelable lease arrangements. Rent expense was $19.4 million during 1997, $8.4 million for the period August 6, 1996 to December 31, 1996, $12.3 million for the period January 1, 1996 to August 5, 1996, and $21.5 million during 1995.

      At December 31, 1997, future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are as follows:
1998-$15.3 million; 1999-$13.2 million; 2000-$11.4 million; 2001-$6.8 million;
2002-$4.2 million; and thereafter-$5.2 million.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

5. NOTES RECEIVABLE

      The Company has notes receivable from certain of its customers which are included in Other Receivables and Other Assets in the accompanying balance sheets. Generally, these notes require periodic payments of principal and interest and are collateralized by inventory and personal guarantees of the customers. These notes bear interest based predominately on the prevailing prime rate. Approximately $7.6 million of these notes are due from one customer at December 31, 1997. Although the Company does not currently foresee a material credit risk associated with this receivable, repayment is dependent upon the financial stability of this customer.

6. ACCRUED LIABILITIES

                                              Company          Company
                                           --------------   --------------
                                                1997             1996
                                           --------------   --------------

Salaries, wages and commissions ........   $       26,780   $       31,810
Employee retirement plans ..............            8,390            7,700
Interest ...............................           11,170           13,720
Advertising and sales promotion ........            9,550           10,380
Insurance ..............................            7,120            7,710
Warranty reserve .......................            2,500            2,500
Income taxes ...........................               --           15,760
Property, payroll and other taxes ......            2,900            4,010
Restructuring ..........................           28,510           27,950
Dividend ...............................           23,340               --
Other ..................................           29,680           31,590
                                           --------------   --------------
                                                  149,940   $      153,130
                                           ==============   ==============

7. RESTRUCTURING INITIATIVES

      As a result of the Company's evaluation of its global manufacturing and distribution base, the Company has taken a $58.5 million charge in 1997 to rationalize and restructure its worldwide operations principally focusing on its Universal Furniture business unit. The majority of Universal's restructuring activity will take place in the Far East where approximately 4,000,000 square feet will be rationalized to improve quality, reduce order-to-ship times and enhance product values. The plan was finalized and approved in December 1997. The restructuring initiatives include a reduction in workforce, eliminating approximately 5,000 positions by the end of 1998. As a result of the restructuring, significant non-recurring costs will be incurred to sever lease obligations, provide for employee severance, and to provide for the impairment of inventory and fixed assets. Implementation of this plan began in the first quarter of 1998.

      Gross profit and operating profit for 1997 include total non-recurring charges of $14.5 million and $44.0 million, respectively, comprised of the following components:

          (Millions)               Cash      Non-Cash      Total
------------------------------   ---------   ---------   ---------
Asset write-downs ............   $      --   $    38.1   $    38.1
Contractual obligations ......         9.8          --         9.8
Employee severance ...........         8.8          --         8.8
Other ........................         1.8          --         1.8
                                 ---------   ---------   ---------
                                 $    20.4   $    38.1   $    58.5
                                 =========   =========   =========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

7. RESTRUCTURING INITIATIVES (Continued)

      In connection with the August 5, 1996 acquisition of the Predecessor, management developed a restructuring plan, which was finalized in December 1996. As permitted by Emerging Issues Task Force ("EITF") Issue 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," the total cost of the plan of approximately $28.3 million was included as part of the purchase price allocation. The restructuring plan provided for severance costs associated with the closure of various facilities, costs associated with the relocation of equipment and office facilities and other closure related expenses.

8. RECEIVABLES FACILITY

      In connection with the Company's $200 million Receivables Facility, LFI Receivables Corporation (the "Receivables Subsidiary"), a special-purpose, bankruptcy remote subsidiary of the Company purchases, on a revolving basis, substantially all domestic trade receivables generated by the Company and Holdings at a 2.04% discount from face. The Receivables Subsidiary transfers and assigns all its rights in substantially all those receivables to the LFI Receivables Master Trust (the "Master Trust"). The Company continues to service the receivables. The servicing assets and liabilities related to this arrangement are not significant.

      A syndicate of banks and other financial institutions (the "Participants") may purchase investor certificates representing fractional undivided senior interests in the assets of the Master Trust ("Senior Investor Certificates"). The Receivables Subsidiary also retains an investment in the Master Trust equal to the face value of receivables transferred to the Master Trust, but not sold to the Participants, comprised of: i) a fractional, undivided senior interest in trade receivables; and ii) a fractional, undivided subordinated interest in trade receivables.

      As of December 31, the balance of trade receivables and cash held by the Master Trust, as well as the fractional, undivided senior and subordinated interests in the assets of the Master Trust, were as follows:

                                                Company          Company
                                                  1997             1996
                                             --------------   --------------

Senior interests sold to Participants ....   $      150,000   $      167,000
Senior interests retained by the
  Receivables Subsidiary .................               --            4,950
Subordinated interests retained by the
  Receivables Subsidiary .................           64,010           46,170
                                             --------------   --------------

Balance of trade receivables and cash held
  by the Master Trust ....................   $      214,010   $      218,120
                                             ==============   ==============

      The Senior Investor Certificates bear interest at LIBOR plus .125% to .625% and there is a commitment fee of .175% per annum on the unused commitment under the facility. The cost of this facility amounted to $9.8 million during 1997 and $4.4 million for the period August 6, 1996 to December 31, 1996, and is included in "Other, net" in the accompanying Statement of Operations.

      This arrangement places certain restrictions on the Company and the Receivables Subsidiary, including placing liens on the Company's trade receivables. At December 31, 1997, the Company was in compliance with these covenants.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

9. LONG-TERM DEBT

      As of December 31, the outstanding balances of long-term debt were as follows:
                                              Company          Company
                                                1997             1996
                                           --------------   --------------
Revolving credit facility ..............   $      152,000   $           --
Tranche A term loan ....................               --          100,420
Tranche B term loan ....................               --          140,580
Senior subordinated notes ..............          200,000          200,000
Other borrowings .......................            2,570            3,620
                                           --------------   --------------
                                                  354,570          444,620
Less current portion ...................            2,970           18,970
                                           --------------   --------------
                                           $      351,600   $      425,650
                                           ==============   ==============

      The Company may periodically guarantee loans, leases or other credit facilities for its customers and joint venture partners. At December 31, 1997, the outstanding balance of these guarantees approximated $5.2 million. In addition, the Company has guaranteed to certain joint venture partners a minimum return on investment. Future guarantees under these arrangements aggregated approximately $4.3 million at December 31, 1997.

      At December 31, 1997, the maturities of long-term debt during each of the next five years were approximately as follows: 1998-$3.0 million; 1999-$1.6 million; and $350 million subsequent to 2002.

      Revolving Credit Facility. On August 15, 1997, the Company replaced the existing Revolving credit facility, Tranche A term loan and Tranche B term loan with a six year $400 million senior secured revolving credit facility. The revolving credit facility provides the Company with increased financial flexibility by eliminating quarterly principal payment requirements, reducing financing costs and reducing a number of restrictive covenants. The revolving credit facility bears interest at a floating rate equal to LIBOR plus an applicable percentage based upon the Company's debt coverage ratio at the end of each quarter. In connection with the repayment of the existing revolving credit and term loan facilities, the Company recorded an extraordinary loss of $19,370 ($11,620 net of tax), consisting of the write-off of unamortized deferred financing costs, related to the early extinguishment of debt.

      The obligation under the revolving credit facility is unconditionally guaranteed, jointly and severally, by Holdings and substantially all domestic subsidiaries of the Company, and is collateralized by substantially all the fixed assets of the Company and the guarantors. The revolving credit facility contains restrictive covenants including minimum interest coverage ratios, maximum leverage ratios, and annual capital expenditures limitations. At December 31, 1997, the Company was in compliance with these covenants.

      Senior Subordinated Notes. In connection with the acquisition, the Company issued, in a private placement, $200 million unsecured senior subordinated notes maturing August 1, 2006 ("Notes"). Interest on the Notes is payable semiannually at 10.875% per annum commencing on February 1, 1997. On November 8, 1996, the Company's registration statement on Form S-4 (No. 333-11905) became effective under the Securities Act of 1933, providing for the exchange of the Notes for new Notes. All old Notes were exchanged for new Notes on December 13, 1996. The new Notes are identical in all material respects to the Notes issued through the private placement except that they are registered under the Securities Act, thus allowing, subject to certain limitations, transfer pursuant to the Securities Act.

      The Notes may be redeemed by the Company subsequent to August 1, 2001 at premiums which begin at 5.438% and decline each year to 0% for redemptions taking place after August 1, 2004. In addition, at any time prior to August 1, 1999, the Company may redeem up to 33.33% of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings at a redemption price of 110.875%. Also, upon a qualifying change of control, the Notes may be redeemed at the option of the Company at the Applicable Premium (as defined), or in certain instances at the option of the Note holders at a premium of 1%. The Notes contain certain restrictive

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

9. LONG-TERM DEBT (Continued)

covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions, and asset dispositions of certain subsidiaries. At December 31, 1997, the Company was in compliance with these covenants.

      In connection with the Note offering, the Company's domestic operating subsidiaries (the "Guarantor Subsidiaries") fully and unconditionally guarantee the Company's performance under the Notes on a joint and several basis (see Note 17 Guarantor Financial Statements).

10. EMPLOYEE RETIREMENT PLANS

      The Company sponsors qualified defined benefit and defined contribution retirement plans for most of its employees. The Company also maintains a non-qualified, defined benefit retirement plan for certain key executives. The Company's funding policy with respect to the qualified defined benefit plans is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. The non-qualified plan is unfunded. The Company's defined contribution plans, available to most domestic employees, contain a savings provision that permits pre-tax employee contributions and, at certain locations, a limited employer match. Aggregate charges to income under these plans were $11.1 million during 1997, $4.4 million for the period August 6, 1996 to December 31, 1996, $4.0 million for the period January 1, 1996 to August 5, 1996, and $7.1 million during 1995.

      Net periodic pension cost for the Company's pension plans includes the following components:

                                                 Company                         Predecessor
                                     ------------------------------    ------------------------------
                                      Jan. 1, 1997     Aug. 6, 1996     Jan. 1, 1996     Jan. 1, 1995
                                           to               to               to              to
                                     Dec. 31, 1997    Dec. 31, 1996     Aug. 5, 1996    Dec. 31, 1995
                                     -------------    -------------    -------------    -------------
Service cost-benefits earned
  during the year ................   $       7,680    $       2,630    $       4,480    $       6,080
Interest cost on projected benefit
  obligation .....................          13,500            5,430            7,550           12,010
Actual return on assets ..........          (9,050)          (1,690)          (8,410)         (16,540)
Net amortization and deferral ....          (4,250)          (3,750)             970            3,540
                                     -------------    -------------    -------------    -------------
Net periodic pension cost ........   $       7,880    $       2,620    $       4,590    $       5,090
                                     =============    =============    =============    =============

      Major assumptions used in accounting for the Company's pension plans are as follows:

                                                              Company              Predecessor
                                                     --------------------------    -----------
                                                         1997           1996           1995
                                                     -----------    -----------    -----------
Discount rate for obligations ....................   7.50%-7.75%    7.50%-7.75%          7.25%
Rate of increase in compensation levels ..........          5.0%           5.0%           5.0%
Expected long-term rate of return on plan
  assets .........................................         10.0%          10.0%          11.0%

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

10. EMPLOYEE RETIREMENT PLANS (Continued)

      During 1997, the Company changed the measurement date of its defined benefit plans from December 31 to September 30 as permitted by SFAS No. 87. The funded status of the Company's pension plans at December 31 is summarized as follows:

                                                                   Company
                                                        ----------------------------
                                                            1997            1996
                                                        ------------    ------------
                                                        Accumulated     Accumulated
                                                          Benefits        Benefits
                                                           Exceed          Exceed
                                                           Assets          Assets
                                                        ------------    ------------
Actuarial present value of benefit obligations:
  Vested benefit obligation .........................   $    157,130    $    150,770
                                                        ============    ============
Accumulated benefit obligation ......................   $    161,880    $    153,360
                                                        ============    ============
Projected benefit obligation ........................   $    191,000    $    184,940
Assets at fair value ................................        141,660         134,820
                                                        ------------    ------------
Projected benefit obligation in excess of plan assets        (49,340)        (50,120)
Reconciling items:
  Unrecognized net loss .............................         20,410          22,340
  Unrecognized prior service cost ...................            330             360
  Unrecognized net asset at transition ..............         (1,120)         (1,310)
  Requirement to recognize minimum liability ........         (6,930)         (4,720)
  Contribution made after measurement date ..........            670              --
                                                        ------------    ------------
Accrued pension cost ................................   $    (35,980)   $    (33,450)
                                                        ============    ============

11. SHAREHOLDER'S EQUITY

                                                                                           Foreign
                                                         Additional                        Currency            Total
                                          Common          Paid-in          Retained       Translation       Shareholder's
                                           Stock          Capital          Earnings        Adjustment          Equity
                                      --------------   --------------   --------------   --------------    --------------
Balance at August 5, 1996 .........   $           --   $           --   $           --   $           --    $           --
  Contribution of
    businesses from
    Holdings ......................               --          421,050               --               --           421,050
  Net income ......................               --               --           31,270               --            31,270
  Foreign exchange ................               --               --               --            1,040             1,040
                                      --------------   --------------   --------------   --------------    --------------
Balance at December 31, 1996 ......               --          421,050           31,270            1,040           453,360
                                      --------------   --------------   --------------   --------------    --------------
  Net income ......................               --               --           17,580               --            17,580
  Dividend declared ...............               --               --          (23,340)              --           (23,340)
  Foreign exchange ................               --               --               --          (10,210)          (10,210)
                                      --------------   --------------   --------------   --------------    --------------
Balance at December 31, 1997 ......   $           --   $      421,050   $       25,510   $       (9,170)   $      437,390
                                      ==============   ==============   ==============   ==============    ==============

      On December 12, 1997, the Company declared a cash dividend, payable January 1998, of $23.3 million to Holdings.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

12. INTEREST EXPENSE, MASCO

      Prior to the acquisition, the accumulation of transactions between the Predecessor and Masco, including operating results, management fees, advances and other intercompany transactions were shown as Masco Net Investments and Advances in the balance sheet. Interest on funds advanced by Masco was charged to the Predecessor based on interest rates which approximated the bank prime rate, adjusted monthly.

13. INCOME TAXES

                                                                 Company                         Predecessor
                                                     -------------------------------   ------------------------------
                                                      Jan. 1, 1997     Aug. 6, 1996     Jan. 1, 1996     Jan. 1, 1995
                                                           to              to               to              to
                                                     Dec. 31, 1997    Dec. 31, 1996     Aug. 5, 1996    Dec. 31, 1995
                                                     -------------    -------------    -------------    -------------
Income (loss) before income taxes and
  extraordinary item:
    Domestic .....................................   $      76,310    $      48,640    $        (350)   $      (9,410)
    Foreign ......................................         (33,360)            (530)            (810)             150
                                                     -------------    -------------    -------------    -------------
                                                     $      42,950    $      48,110    $      (1,160)   $      (9,260)
                                                     =============    =============    =============    =============

Provision (credit) for income taxes:
   Currently payable (refundable):
      Federal-U.S. income(losses) ................   $       4,820    $      16,240    $       3,680    $      (4,820)
             -Certain foreign earnings ...........           3,360            1,640            2,510            3,030
      State and local ............................           3,650            3,840            1,950            3,200
      Foreign ....................................           1,110            1,010            1,300            1,010
   Deferred:
      Domestic ...................................           9,190           (5,890)          (2,600)           4,560
      Foreign ....................................          (8,380)              --              (10)              --
                                                     -------------    -------------    -------------    -------------
                                                     $      13,750    $      16,840    $       6,830    $       6,980
                                                     =============    =============    =============    =============

                                              Company          Company
                                           --------------   --------------
                                                1997             1996
                                           --------------   --------------

Deferred tax assets:
    Inventories ........................   $        8,850   $        7,830
    Accrued liabilities ................           40,930           37,260
                                           --------------   --------------
     Gross deferred tax assets .........           49,780           45,090
                                           --------------   --------------
Deferred tax liabilities:
    Property and equipment .............           29,960           23,560
    Other ..............................            1,290            1,280
                                           --------------   --------------
      Gross deferred tax liabilities ...           31,250           24,840
                                           --------------   --------------
Net deferred tax asset before valuation
  allowance: ...........................           18,530           20,250
                                           --------------   --------------
Valuation allowance ....................               --           (8,390)
                                           --------------   --------------
Net deferred tax asset .................   $       18,530   $       11,860
                                           ==============   ==============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

13. INCOME TAXES (Continued)

      The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income (loss) before income taxes:

                                                  Company                           Predecessor
                                      -------------------------------     -------------------------------
                                       Jan.1 , 1997      Aug. 6, 1996      Jan. 1, 1996      Jan. 1, 1995
                                            to                to                to                to
                                      Dec. 31, 1997     Dec. 31, 1996      Aug. 5, 1996     Dec. 31, 1995
                                      -------------     -------------     -------------     -------------

U.S. federal statutory rate .......              35%               35%               35%               35%
Tax (credit) at U.S. federal
  statutory rate ..................   $      15,030     $      16,840     $        (410)    $      (3,240)
Higher taxes on foreign earnings ..           7,560             2,870             4,080             4,050
Amortization in excess of tax .....              --               140             2,620             4,460
State and local taxes, net of
  federal tax benefit .............           3,470             1,820             1,270             2,080
Reduction from tax sharing
  agreement .......................         (12,760)           (4,970)               --                --
Other .............................             450               140              (730)             (370)
                                      -------------     -------------     -------------     -------------
    Income taxes ..................   $      13,750     $      16,840     $       6,830     $       6,980
                                      =============     =============     =============     =============

      The Company is included in the consolidated federal tax return of Holdings. Pursuant to the Company's tax sharing agreement with Holdings, the Company will be required to make tax sharing payments to Holdings with respect to the Company's pro rata share of consolidated federal and combined state and local income tax liabilities.

      Under SFAS No. 109, deferred income taxes are provided to recognize the effect of temporary differences between financial reporting and income tax reporting. Realization of deferred tax assets is dependent upon the ability to carryback reversing deductible temporary differences to offset actual taxable income in the carryback period or to offset taxable temporary differences as scheduled reversals are projected to occur. Management established a partial valuation allowance relating to deferred tax assets existing at December 31, 1996. No valuation allowance was required at December 31, 1997.

      The Predecessor was included in the consolidated federal and state tax returns of Masco. Accordingly, substantially all income tax-related assets and liabilities were due to or from Masco. Income taxes and credits were computed on a separate return basis.

14. RELATED PARTY TRANSACTIONS

      As part of the Acquisition, Holdings and the Company entered into a Management Agreement pursuant to which Holdings provides to the Company executive management, corporate support, administrative, data processing, human resources, legal, environmental, audit, treasury, tax and other management-related services. The Company compensates Holdings in an amount equal to Holdings' actual cost of providing such services. Those costs approximated $15.9 million during 1997 and $6.6 million for the period August 6, 1996 to December 31, 1996, of which approximately $1.5 million was included in accrued liabilities at December 31, 1997 and 1996.

      The Company sells furniture and accessories to certain distribution businesses owned by Holdings. The Company's sales to Holdings were $38.6 million during 1997 and $21.2 million for the period August 6, 1996 to December 31, 1996. As a result of these sales transactions, the Company had accounts receivable totaling $15.0 million and $13.6 million at December 31, 1997 and 1996, respectively.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

15. ENVIRONMENTAL REGULATIONS

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

16. GEOGRAPHIC INFORMATION

      The Company is engaged principally in one line of business: the manufacture and sale of home furnishings products including quality furniture, fabrics and other home furnishings.

      The following tables present information about the Company by geographic area:


                                                          Net Sales (1)
                                 -------------------------------------------------------------
                                            Company                       Predecessor
                                 -----------------------------   -----------------------------
                                  Jan.1 , 1997    Aug. 6, 1996    Jan. 1, 1996    Jan. 1, 1995
                                       to              to              to              to
                                 Dec. 31, 1997   Dec. 31, 1996    Aug. 5, 1996   Dec. 31, 1995
                                 -------------   -------------   -------------   -------------
United States ................   $   1,770,000   $     769,000   $   1,030,000   $   1,761,000
Pacific Rim ..................         115,000          58,000          76,000         141,000
European Union and other
  foreign countries ..........          75,000          30,000          42,000          91,000
                                 -------------   -------------   -------------   -------------
        Total ................   $   1,960,000   $     857,000   $   1,148,000   $   1,993,000
                                 =============   =============   =============   =============


                                                                  Operating Profit (Loss)
                                             ----------------------------------------------------------------
                                                        Company                          Predecessor
                                             ------------------------------    ------------------------------
                                              Jan.1 , 1997     Aug. 6, 1996     Jan. 1, 1996     Jan. 1, 1995
                                                   to               to               to               to
                                             Dec. 31, 1997    Dec. 31, 1996     Aug. 5, 1996    Dec. 31, 1995
                                             -------------    -------------    -------------    -------------
United States ............................   $     145,000    $      67,000    $      55,000    $      91,000
Pacific Rim ..............................         (28,000)          13,000           12,000           22,000
European Union and other foreign countries          (1,000)           1,000           (3,000)          (3,000)
                                             -------------    -------------    -------------    -------------
        Total ............................         116,000           81,000           64,000          110,000
                                             -------------    -------------    -------------    -------------
Other expense, net .......................         (57,000)         (27,000)         (56,000)        (103,000)
General corporate expense ................         (16,000)          (6,000)          (9,000)         (16,000)
                                             -------------    -------------    -------------    -------------
    Income (loss) before income taxes and
      extraordinary item .................   $      43,000    $      48,000    $      (1,000)   $      (9,000)
                                             =============    =============    =============    =============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. GEOGRAPHIC INFORMATION (Continued)



                                                  Assets at December 31
                                             -------------------------------
                                                Company          Company
                                             --------------   --------------
                                                  1997             1996
                                             --------------   --------------
United States ............................   $      906,000   $      921,000
Pacific Rim ..............................          193,000          212,000
European Union and other foreign countries           52,000           58,000
                                             --------------   --------------
        Total ............................   $    1,151,000   $    1,191,000
                                             ==============   ==============

      (1) After elimination of intracompany sales between geographic areas of:

                                                        Company                          Predecessor
                                             ------------------------------    ------------------------------
                                              Jan.1 , 1997     Aug. 6, 1996     Jan. 1, 1996     Jan. 1, 1995
                                                   to               to               to               to
                                             Dec. 31, 1997    Dec. 31, 1996     Aug. 5, 1996    Dec. 31, 1995
                                             -------------    -------------    -------------    -------------
United States ............................   $       8,000    $       6,000    $       5,000    $      12,000
Pacific Rim ..............................         249,000          112,000          144,000          289,000
European Union and other
  foreign countries ......................              --               --               --            1,000

17. GUARANTOR FINANCIAL STATEMENTS

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

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                     COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1997

                                                                                          Non-
                                                                       Guarantor       Guarantor
                                                            Company   Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                       ------------   ------------    ------------   ------------    ------------
Assets
Current Assets:
     Cash and cash investments .....................   $         --   $     (7,050)   $     11,190   $         --    $      4,140
     Trade receivables .............................             --         22,240          42,240             --          64,480
     Investment in receivables trust ...............             --             --          64,010             --          64,010
     Other receivables .............................             --         24,420          16,290             --          40,710
     Inventories ...................................             --        428,090          82,020             --         510,110
     Prepaid expenses ..............................             --         23,180          12,260             --          35,440
     Deferred income taxes .........................             --         28,700           9,830             --          38,530
     Intercompany account ..........................             --        248,670              --       (248,670)             --
                                                       ------------   ------------    ------------   ------------    ------------
         Total current assets ......................             --        768,250         237,840       (248,670)        757,420
Property and equipment, net ........................             --        250,980          86,410             --         337,390
Other assets .......................................             --         54,510           1,900             --          56,410
Investments in affiliates ..........................        437,390        (26,520)             --       (410,870)             --
                                                       ------------   ------------    ------------   ------------    ------------
         Total assets ..............................   $    437,390   $  1,047,220    $    326,150   $   (659,540)   $  1,151,220
                                                       ============   ============    ============   ============    ============
Liabilities and Shareholder's Equity
Current Liabilities:
     Long-term debt, current .......................   $         --   $      2,200    $        770   $         --    $      2,970
     Accounts payable ..............................             --        101,350          22,650             --         124,000
     Accrued liabilities ...........................             --        117,610          32,330             --         149,940
     Intercompany account ..........................             --             --         248,670       (248,670)             --
                                                       ------------   ------------    ------------   ------------    ------------
         Total current liabilities .................             --        221,160         304,420       (248,670)        276,910
Long-term debt .....................................             --        351,600              --             --         351,600
Deferred income taxes ..............................             --         31,250              --             --          31,250
Other long-term liabilities ........................             --         54,060              10             --          54,070
                                                       ------------   ------------    ------------   ------------    ------------
         Total liabilities .........................             --        658,070         304,430       (248,670)        713,830
Shareholder's equity ...............................        437,390        389,150          21,720       (410,870)        437,390
                                                       ------------   ------------    ------------   ------------    ------------
         Total liabilities and
           shareholder's equity ....................   $    437,390   $  1,047,220    $    326,150   $   (659,540)   $  1,151,220
                                                       ============   ============    ============   ============    ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                     COMPANY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 1996

                                                                                          Non-
                                                                       Guarantor       Guarantor
                                                            Company   Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                       ------------   ------------    ------------   ------------    ------------
Assets
Current Assets:
     Cash and cash investments ......................  $         --   $      4,510    $     17,890   $         --    $     22,400
     Trade receivables ..............................            --         17,060          64,750             --          81,810
     Investment in  receivables trust ...............            --             --          51,120             --          51,120
     Other receivables ..............................            --         24,070          22,210             --          46,280
     Inventories ....................................            --        431,910          94,390             --         526,300
     Prepaid expenses ...............................            --         15,100           7,590             --          22,690
     Deferred income taxes ..........................            --         11,440           2,640             --          14,080
     Intercompany account ...........................            --        245,140          12,500       (257,640)             --
                                                       ------------   ------------    ------------   ------------    ------------
         Total current assets .......................            --        749,230         273,090       (257,640)        764,680
Property and equipment, net .........................            --        265,190          84,140             --         349,330
Other assets ........................................            --         63,050          13,670             --          76,720
Investments in affiliates ...........................       453,360         44,790              --       (498,150)             --
                                                       ------------   ------------    ------------   ------------    ------------
         Total assets ...............................  $    453,360   $  1,122,260    $    370,900   $   (755,790)   $  1,190,730
                                                       ============   ============    ============   ============    ============


Liabilities and Shareholder's Equity
Current Liabilities:
     Long-term debt, current ........................  $         --   $     17,350    $      1,620   $         --    $     18,970
     Accounts payable ...............................            --         71,230          21,800             --          93,030
     Accrued liabilities ............................            --        109,950          43,180             --         153,130
     Intercompany account ...........................            --         12,500         245,140       (257,640)             --
                                                       ------------   ------------    ------------   ------------    ------------
         Total current liabilities ..................            --        211,030         311,740       (257,640)        265,130
Long-term debt ......................................            --        424,430           1,220             --         425,650
Deferred income taxes ...............................            --          2,220              --             --           2,220
Other long-term liabilities .........................            --         33,450          10,920             --          44,370
                                                       ------------   ------------    ------------   ------------    ------------
         Total liabilities ..........................            --        671,130         323,880       (257,640)        737,370
Shareholder's equity ................................       453,360        451,130          47,020       (498,150)        453,360
                                                       ------------   ------------    ------------   ------------    ------------

         Total liabilities and
           shareholder's equity .....................  $    453,360   $  1,122,260    $    370,900   $   (755,790)   $  1,190,730
                                                       ============   ============    ============   ============    ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                     COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               for the Period January 1, 1997 to December 31, 1997

                                                                                        Non-
                                                                      Guarantor      Guarantor
                                                        Company      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ------------   ------------   ------------   ------------   ------------
Net sales ..........................................  $         --   $  1,777,970   $    439,180   $   (257,370)  $  1,959,780
Cost of sales ......................................            --      1,342,540        368,600       (257,370)     1,453,770
Restructuring charge ...............................            --             --         14,480             --         14,480
                                                      ------------   ------------   ------------   ------------   ------------
  Gross profit .....................................            --        435,430         56,100             --        491,530
Selling, general and administrative
  expenses .........................................            --        297,970         49,580             --        347,550
Restructuring charge ...............................            --          9,000         35,020             --         44,020
                                                      ------------   ------------   ------------   ------------   ------------
  Operating profit .................................            --        128,460        (28,500)            --         99,960
Other, net .........................................       (17,580)        98,980         (4,680)       (19,710)        57,010
                                                      ------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes
  and extraordinary item ...........................        17,580         29,480        (23,820)        19,710         42,950
Income taxes .......................................            --          7,910          5,840             --         13,750
                                                      ------------   ------------   ------------   ------------   ------------

  Income (loss) before
    extraordinary item .............................        17,580         21,570        (29,660)        19,710         29,200
Extraordinary item-loss on early
    extinguishment of debt (net of
    income taxes of $7,750) ........................            --        (11,620)            --             --        (11,620)
                                                      ------------   ------------   ------------   ------------   ------------
  Net income (loss) ................................  $     17,580   $      9,950   $    (29,660)  $     19,710   $     17,580
                                                      ============   ============   ============   ============   ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                     COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               for the Period August 6, 1996 to December 31, 1996

                                                                                       Non-
                                                                      Guarantor     Guarantor
                                                           Company   Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                      ------------   ------------  ------------  ------------   ------------
Net sales ..........................................  $         --   $    774,540  $    200,490  $   (117,540)  $    857,490
Cost of sales ......................................            --        590,190       165,490      (117,540)       638,140
                                                      ------------   ------------  ------------  ------------   ------------
  Gross profit .....................................            --        184,350        35,000            --        219,350
Selling, general and administrative
  expenses .........................................            --        123,850        20,730            --        144,580
                                                      ------------   ------------  ------------  ------------   ------------
  Operating profit .................................            --         60,500        14,270            --         74,770
Other, net .........................................       (31,270)        16,880         8,650        32,400         26,660
                                                      ------------   ------------  ------------  ------------   ------------
  Income before income taxes .......................        31,270         43,620         5,620       (32,400)        48,110
Income taxes .......................................            --         14,580         2,260            --         16,840
                                                      ------------   ------------  ------------  ------------   ------------
  Net income .......................................  $     31,270   $     29,040  $      3,360  $    (32,400)  $     31,270
                                                      ============   ============  ============  ============   ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                   PREDECESSOR
                  CONDENSED COMBINING STATEMENTS OF OPERATIONS

                                                           for the Period January 1, 1996 to August 5, 1996
                                                     ------------------------------------------------------------
                                                                         Non-
                                                      Guarantor       Guarantor
                                                     Subsidiaries    Subsidiaries    Eliminations      Combined
                                                     ------------    ------------    ------------    ------------
Net sales ........................................   $  1,014,270    $    294,360    $   (160,740)   $  1,147,890
Cost of sales ....................................        780,000         251,390        (160,740)        870,650
                                                     ------------    ------------    ------------    ------------
  Gross profit ...................................        234,270          42,970              --         277,240

Selling, general and administrative expenses .....        182,510          39,720              --         222,230
                                                     ------------    ------------    ------------    ------------
  Operating profit ...............................         51,760           3,250              --          55,010
Other, net .......................................         44,570           9,280           2,320          56,170
                                                     ------------    ------------    ------------    ------------
  Income (loss) before income taxes ..............          7,190          (6,030)         (2,320)         (1,160)
Income taxes (credit) ............................          8,910          (2,080)             --           6,830
                                                     ------------    ------------    ------------    ------------
  Net loss .......................................   $     (1,720)   $     (3,950)   $     (2,320)   $     (7,990)
                                                     ============    ============    ============    ============

                                                          for the Period January 1, 1995 to December 31, 1995
                                                     ------------------------------------------------------------
                                                                         Non-
                                                      Guarantor       Guarantor
                                                     Subsidiaries    Subsidiaries    Eliminations      Combined
                                                     ------------    ------------    ------------    ------------
Net sales ........................................   $  1,728,250    $    580,000    $   (315,640)   $  1,992,610
Cost of sales ....................................      1,317,550         486,500        (303,060)      1,500,990
                                                     ------------    ------------    ------------    ------------
  Gross profit ...................................        410,700          93,500         (12,580)        491,620
Selling, general and administrative expenses .....        313,260          97,380         (12,850)        397,790
                                                     ------------    ------------    ------------    ------------
  Operating profit ...............................         97,440          (3,880)            270          93,830
Other, net .......................................         65,000          23,680          14,410         103,090
                                                     ------------    ------------    ------------    ------------
  Income (loss) before income taxes ..............         32,440         (27,560)        (14,140)         (9,260)
Income taxes (credit) ............................         16,170          (9,190)             --           6,980
                                                     ------------    ------------    ------------    ------------
  Net income (loss) ..............................   $     16,270    $    (18,370)   $    (14,140)   $    (16,240)
                                                     ============    ============    ============    ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                     COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               for the Period January 1, 1997 to December 31, 1997

                                                                                       Non-
                                                                     Guarantor      Guarantor
                                                        Company     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                      ------------  ------------   ------------   ------------  ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES: ............................  $         --  $     89,700   $     50,120   $         --  $    139,820
                                                      ------------  ------------   ------------   ------------  ------------
INVESTING ACTIVITIES:
    Capital expenditures ...........................            --       (26,970)        (5,680)            --       (32,650)
    Fabric sample book expenditures ................            --       (14,280)            --             --       (14,280)
    Net investments in receivables trust ...........            --            --        (12,890)            --       (12,890)
    Issuance of notes receivable ...................            --        (3,990)            --             --        (3,990)
    Collection of notes receivable .................            --        16,650             --             --        16,650
    Other, net .....................................            --         7,130        (10,210)            --        (3,080)
                                                      ------------  ------------   ------------   ------------  ------------
      Net cash used for investing
        activities .................................            --       (21,460)       (28,780)            --       (50,240)
                                                      ------------  ------------   ------------   ------------  ------------
FINANCING ACTIVITIES:
    Proceeds from long-term debt ...................            --       234,000             --             --       234,000
    Repayments of long-term debt ...................            --      (322,930)        (2,070)            --      (325,000)
    Net proceeds from short-term debt ..............            --           950             --             --           950
    Net repayments of accounts
      receivable transactions ......................            --            --        (17,000)            --       (17,000)
    Deferred financing costs .......................            --          (790)            --             --          (790)
    Intercompany accounts, net .....................            --         8,970         (8,970)            --            --
                                                      ------------  ------------   ------------   ------------  ------------
      Net cash used for financing
        activities .................................            --       (79,800)       (28,040)            --      (107,840)
                                                      ------------  ------------   ------------   ------------  ------------
CASH AND CASH INVESTMENTS: .........................                                                        --
Decrease for the period ............................            --       (11,560)        (6,700)            --       (18,260)
Balance, beginning of period .......................            --         4,510         17,890             --        22,400
                                                      ------------  ------------   ------------   ------------  ------------
Balance, end of period .............................  $         --        (7,050)        11,190   $         --         4,140
                                                      ============  ============   ============   ============  ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                     COMPANY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
               for the Period August 6, 1996 to December 31, 1996

                                                                                       Non-
                                                                     Guarantor      Guarantor
                                                        Company     Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                      ------------  ------------   ------------   ------------  ------------
NET CASH PROVIDED BY (USED FOR)
   OPERATING ACTIVITIES: ...........................  $         --  $    132,200   $    (23,160)  $         --  $    109,040
                                                      ------------  ------------   ------------   ------------  ------------
INVESTING ACTIVITIES:
   Capital expenditures ............................            --       (11,250)        (2,570)            --       (13,820)
   Fabric sample book expenditures .................            --        (3,260)            --             --        (3,260)
   Net investments in receivables trust ............            --            --        (51,120)            --       (51,120)
   Collection of notes receivable ..................            --         1,670             --             --         1,670
   Acquisition of businesses, net of cash
     acquired ......................................            --      (645,430)            --             --      (645,430)
   Other, net ......................................            --         3,200             --             --         3,200
                                                      ------------  ------------   ------------   ------------  ------------
       Net cash used for investing
         activities ................................            --      (655,070)       (53,690)            --      (708,760)
                                                      ------------  ------------   ------------   ------------  ------------
FINANCING ACTIVITIES:
   Proceeds from long-term debt ....................            --       525,000             --             --       525,000
   Repayments of long-term debt ....................            --       (85,350)       (23,340)            --      (108,690)
   Net proceeds from accounts
     receivable transactions .......................            --            --        167,000             --       167,000
   Capital contribution ............................            --        76,400             --             --        76,400
   Deferred financing costs ........................            --       (37,590)            --             --       (37,590)
   Intercompany accounts, net ......................            --        48,920        (48,920)            --            --
                                                      ------------  ------------   ------------   ------------  ------------
         Net cash provided by
           financing activities ....................            --       527,380         94,740             --       622,120
                                                      ------------  ------------   ------------   ------------  ------------
CASH AND CASH INVESTMENTS:
Increase for the period ............................            --         4,510         17,890             --        22,400
Balance, beginning of period .......................            --            --             --             --            --
                                                      ------------  ------------   ------------   ------------  ------------
Balance, end of period .............................  $         --  $      4,510   $     17,890   $         --  $     22,400
                                                      ============  ============   ============   ============  ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                   PREDECESSOR
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
                for the Period January 1, 1996 to August 5, 1996

                                                                         Non-
                                                      Guarantor       Guarantor
                                                     Subsidiaries    Subsidiaries    Eliminations      Combined
                                                     ------------    ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES: ....................................   $     31,080    $     20,110    $     (2,350)   $     48,840
                                                     ------------    ------------    ------------    ------------
INVESTING ACTIVITIES:
  Capital expenditures ...........................        (14,130)         (2,390)             --         (16,520)
  Fabric sample book expenditures ................         (9,190)             --              --          (9,190)
  Collection of notes receivable .................          1,450           1,340              --           2,790
  Other, net .....................................         (4,530)          7,290          (5,400)         (2,640)
                                                     ------------    ------------    ------------    ------------
      Net cash provided by (used for) investing
        activities ...............................        (26,400)          6,240          (5,400)        (25,560)
                                                     ------------    ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from long-term debt ...................            800          86,960              --          87,760
  Repayments of short-term debt ..................           (800)        (86,290)             --         (87,090)
  Decrease in Masco Corporation net investment and
    advances .....................................         (4,900)        (25,450)          7,750         (22,600)
                                                     ------------    ------------    ------------    ------------
      Net cash used for financing activities .....         (4,900)        (24,780)          7,750         (21,930)
                                                     ------------    ------------    ------------    ------------
CASH AND CASH INVESTMENTS:
Increase (decrease) for the period ...............           (220)          1,570              --           1,350
Balance, beginning of period .....................          4,540          12,770              --          17,310
                                                     ------------    ------------    ------------    ------------
Balance, end of period ...........................   $      4,320    $     14,340    $         --    $     18,660
                                                     ============    ============    ============    ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

17. GUARANTOR FINANCIAL STATEMENTS (Continued)

                                   PREDECESSOR
                   CONDENSED COMBINING STATEMENT OF CASH FLOWS
               for the Period January 1, 1995 to December 31, 1995

                                                                         Non-
                                                      Guarantor       Guarantor
                                                     Subsidiaries    Subsidiaries    Eliminations      Combined
                                                     ------------    ------------    ------------    ------------
NET CASH PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES: ........................     $    102,030    $    (38,600)   $    (14,110)   $     49,320
                                                     ------------    ------------    ------------    ------------
INVESTING ACTIVITIES:
  Capital expenditures .........................          (42,550)        (18,480)             --         (61,030)
  Fabric sample book expenditures ..............          (15,000)             --              --         (15,000)
  Issuance of notes receivable .................           (1,480)         (8,780)             --         (10,260)
  Collection of notes receivable ...............            3,000           2,020              --           5,020
  Other, net ...................................           (4,600)         (1,070)         14,460           8,790
                                                     ------------    ------------    ------------    ------------
      Net cash used for investing
        activities .............................          (60,630)        (26,310)         14,460         (72,480)
                                                     ------------    ------------    ------------    ------------
FINANCING ACTIVITIES:
  Proceeds from long-term debt .................              120          16,080              --          16,200
  Repayments of long-term debt .................           (2,290)         (1,430)             --          (3,720)
  Increase (decrease) in Masco Corp.
    net investment and advances ................          (41,530)         45,160            (350)          3,280
                                                     ------------    ------------    ------------    ------------
      Net cash provided by (used for)
        financing activities ...................          (43,700)         59,810            (350)         15,760
                                                     ------------    ------------    ------------    ------------
CASH AND CASH INVESTMENTS:
Decrease for the period ........................           (2,300)         (5,100)             --          (7,400)
Balance, beginning of period ...................            6,840          17,870              --          24,710
                                                     ------------    ------------    ------------    ------------
Balance, end of period .........................     $      4,540    $     12,770    $         --    $     17,310
                                                     ============    ============    ============    ============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

18. PRO FORMA SUPPLEMENTARY DATA (Unaudited)

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

                                                  Year Ended
                                         -----------------------------
                                         Dec. 31, 1996   Dec. 31, 1995
                                         -------------   -------------

            Net sales.................   $     2,005.4   $     1,975.1
            Gross profit..............           502.0           496.5
            Operating profit..........           147.9           125.2
            Net income................            48.4            28.3


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

d) Adjustment to eliminate the operating results of businesses acquired by Holdings from Masco but not contributed to the Company.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits:

Exhibit
 Number                               Description of Exhibits
 ------                               -----------------------

3.1 Certificate of Incorporation of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") (1)

3.2         By-Laws of the Company (1)

4.1 Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee,dated August 5, 1996 (1)

4.2         Supplemental Indenture dated December 20, 1996 (2)

10.1 Acquisition Agreement between FURNISHINGS INTERNATIONAL INC. and Masco Corporation dated as of March 29, 1996 (1)

10.2        Amendment No. 1 to Acquisition Agreement dated as of June 21, 1996
            (1)

10.3        Amendment No. 2 to Acquisition Agreement dated as of August 5, 1996
            (1)

10.4 Restated Credit Agreement dated as of August 15, 1997 among FURNISHINGS INTERNATIONAL INC., the Company, the subsidiary borrowers named therein, the lenders named therein and The Chase Manhattan Bank, as Swingline Lender, Administrative Agent and Collateral Agent, The First National Bank of Chicago as Issuing Bank (the "Credit Agreement") (4) and First Amendment to Restated Credit Agreement dated as of September 15, 1997*

10.5 Purchase Agreement, dated as of January 29, 1997, with respect to Series 1997-1 Term Certificates(2)

10.6 Amended and Restated Pooling Agreement, dated as of February 4, 1997, among LFI Receivables Corporation, LFI Servicing Corporation and The Chase Manhattan Bank, as Trustee (2)

10.7 Series 1997-1 Supplement to the Amended and Restated Pooling Agreement, dated as of February 4, 1997, among LFI Receivables Corporation, LFI Servicing Corporation and The Chase Manhattan Bank, as Trustee (2)

10.8 Series 1997-2 Supplement to the Amended and Restated Pooling Agreement, dated as of February 4, 1997, among LFI Receivables Corporation, LFI Servicing Corporation, The Chase Manhattan Bank as Agent and as Initial Purchaser and The Chase Manhattan Bank as Trustee (2)

10.9 Amended and Restated Servicing Agreement, dated as of February 4, 1997, among LFI Receivables Corporation, LFI Servicing Corporation, as Master Servicer, each of the Servicers party thereto and The Chase Manhattan Bank, as Trustee (2)

10.10 Amended and Restated Receivables Sale Agreement, dated as of February 4, 1997, among LFI Receivables Corporation, the Sellers named therein and the Servicers named therein (2)

10.11 Stockholders' Agreement, dated as of August 5, 1996, among Masco Corporation, FURNISHINGS INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison Companies, Inc., and the other stockholders named therein (the "Stockholders Agreement") (1)

10.12 Amendment No. 1 to the Stockholder's Agreement dated as of December 17, 1996 (2)

10.13 Amendment No. 2 to the Stockholder's Agreement dated as of March 26, 1997 (2)

10.14 Registration Rights Agreement, dated as of August 5, 1996, among Masco Corporation, FURNISHINGS INTERNATIONAL INC., 399 Venture Partners, Inc., Associate Madison Companies, Inc., and the other stockholders named therein (1)

10.15 Management Agreement, dated as of August 5, 1996, by and between FURNISHINGS INTERNATIONAL INC. and the Company (1)

10.16       Amendment No. 3 to the Stockholder's Agreement dates as of July 15,
            1997 (3)

10.17 Tax Sharing Agreement, dated as of the 5th day of August 1996, by and between FURNISHINGS INTERNATIONAL INC., Simmons Upholstered Furniture Corporation, the Company and LFI Receivables Corporation
            (1)

10.18 Letter Agreement, dated as of April 28, 1997, by and between FURNISHINGS INTERNATIONAL INC. and Masco Corporation (1)

10.18 12.0% Senior Pay-in-Kind Note of FURNISHINGS INTERNATIONAL INC. dated August 5, 1996 (1)

10.20 Purchase Agreement dated July 31, 1996 between the Company, Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the Guarantors named therein (1)

10.21       Company's Retirement Benefit Restoration Plan (2)

10.22       Restricted Stock Plan *

Exhibit
 Number                               Description of Exhibits
 ------                               -----------------------

10.23       Management Investment Plan*

10.24       Director Investment Plan*

21          Subsidiaries of the Company*

27          Financial Data Schedule*

            (b) Financial Statement Schedule
                1. Financial Statement Schedule filed herewith:
                Schedule II Valuation and Qualifying Accounts

            (c) Reports on Form 8-K
                No reports on Form 8-K were filed by the registrant during the three months ended December 31, 1997

-----------

      *     Filed herewith


      (1) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-11905)

      (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

      (3) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997

      (4) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997

Item 15. Signatures.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                     BY:

                                         /s/ WAYNE B. LYON
                                         ---------------------------
                                         Wayne B. Lyon
                                         Chairman of the Board,
                                         President and Chief Executive Officer


March 16, 1998

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

      Signature                                         Title                                        Date
      ---------                                         -----                                        ----
/s/ WAYNE B. LYON            Chairman of the Board, President and Chief Executive Officer       March 16, 1998
--------------------------   (principal executive officer)
Wayne B. Lyon

/s/ RONALD J. HOFFMAN        Vice President, Treasurer and Chief Financial Officer              March 16, 1998
--------------------------   (principal financial and accounting officer)
Ronald J. Hoffman

/s/ RICHARD M. CASHIN, JR.   Director                                                           March 16, 1998
--------------------------
Richard M. Cashin, Jr.

/s/ DAVID L. JOHNSTON        Director                                                           March 16, 1998
--------------------------
David L. Johnston

/s/ ROBERT C. LARSON         Director                                                           March 16, 1998
--------------------------
Robert C. Larson

/s/ DAVID F. THOMAS          Director                                                           March 16, 1998
--------------------------
David F. Thomas

/s/ MARTIN D. WALKER         Director                                                           March 16, 1998
--------------------------
Martin D. Walker

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
LIFESTYLE FURNISHINGS INTERNATIONAL LTD.:

Our report on the consolidated financial statements of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries and the combined financial statements of the Masco Home Furnishings Group is included on page 19 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 49 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Coopers & Lybrand, L.L.P.
Greensboro, North Carolina
February 25, 1998

                       LIFESTYLE FURNISHINGS INTERNATIONAL
                 Schedule II. Valuation and Qualifying Accounts


            Column A                     Column B                    Column C                    Column D            Column E
                                                        -----------------------------------
                                                                    Additions
----------------------------------   ----------------   -----------------------------------   ----------------   ----------------
                                        Balances at        Charged to          Charged                              Balance at
                                       Beginning of         Costs and       (Credited) to                             End of
                                          Period            Expenses        Other Accounts       Deductions           Period
                                     ----------------   ----------------   ----------------   ----------------   ----------------
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance sheets


Year ended December 31, 1997 .....   $            4.8   $            6.1   $            0.7  $             7.7   $            3.9
                                     ================   ================   ================   ================   ================


Aug. 6, 1996 to Dec. 31, 1996 ....   $            9.3   $            1.6   $           (5.6)  $            0.5   $            4.8
                                     ================   ================   ================   ================   ================


Jan. 1, 1996 to Aug. 5, 1996 .....   $            9.0   $            2.3   $             --   $            2.0   $            9.3
                                     ================   ================   ================   ================   ================


Year ended December 31, 1995 .....   $            7.7   $            6.6   $             --   $            5.3   $            9.0
                                     ================   ================   ================   ================   ================