Form 10-K405/A
period 1997-12-31
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1998-04-29
CIK 1022108

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1997   Commission file number 333-11905

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

 Number of shares outstanding of registrant's Common Stock as of March 31, 1998:

              100 shares of Common Stock, par value $.01 per share.

           LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") filed its Form 10-K on March 17, 1998 (the "Form 10-K"). This amendment is being filed within 120 days of the end of the fiscal year covered by the Form 10-K with the information required by Items 10, 11, 12 and 13 of Form 10-K which was not included in the Company's Form 10-K.

           The Company was incorporated in May 1996 for the purpose of acquiring the Home Furnishings Group (the "Home Furnishings Group") of Masco Corporation ("Masco"). FURNISHINGS INTERNATIONAL INC., a Delaware Corporation ("Holdings") subscribed for 100 shares of the common stock, par value $.01 per share, of the Company and is the Company's sole stockholder. On August 5, 1996, Holdings acquired the Home Furnishings Group from Masco pursuant to an acquisition agreement (the "Acquisition Agreement") for a purchase price of approximately $1.1 billion and contributed substantially all of the businesses acquired to the Company as common equity (the "Transactions").

           The Company's corporate headquarters is currently located in Thomasville, North Carolina and is owned by the Company. The Company plans to relocate its corporate headquarters in 1998 to 4000 Lineage Court, High Point, N.C. 27265.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Set forth below are the names, ages, positions and offices held and a brief description of the business experience during the preceding five years of the directors and executive officers of the Company.


NAME                                 AGE                             POSITION

Wayne B. Lyon.................       65       Chairman of the Board, President and Chief Executive Officer
Douglas C. Barnard............       39       Vice President, General Counsel and Secretary
Ronald J. Hoffman.............       53       Vice President, Treasurer and Chief Financial Officer
James R. Melton...............       55       Vice President and Controller
Ronnie R. Robbins, Jr. .......       51       Vice President-Taxes
Richard M. Cashin, Jr. .......       44       Director
David L. Johnston.............       57       Director
Robert C. Larson..............       63       Director
David F. Thomas...............       48       Director
Martin D. Walker..............       65       Director


           MR. LYON is Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Lyon has been a director of Masco for more than the past five years, and was Masco's President and Chief Operating Officer until 1996. Mr. Lyon is also a director of Comerica Incorporated and Emco Limited.

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

           MR. MELTON is Vice President and Corporate Controller of the Company. Previously, Mr. Melton was Vice President-Administration and Group Controller of the Home Furnishings Group until 1996.

           MR. ROBBINS is Vice President-Taxes of the Company. Mr. Robbins was Vice President-Taxes of the Home Furnishings Group from 1994 to 1996. Previously, he was Vice President-Taxes and Assistant Secretary of Masco Building Products.

           MR. CASHIN is a Director of the Company. Mr. Cashin has been President since 1994, and a Managing Director for more than the past five years, of Citicorp Venture Capital, Ltd. In addition, he serves as a director of Cable Systems International, Delco Remy International, Euramax International plc, Fairchild Semiconductor, Freedom Forge, Gerber Childrenswear, Hoover Group, Levitz Furniture Incorporated, MSX International, Thermal Engineering and Titan Wheel International Inc.

           MR. JOHNSTON is a Director of the Company. Mr. Johnston has been a professor of law at McGill University, Montreal, Canada, since 1979 and was a principal of McGill from 1979 to 1994. Mr. Johnston is a director of Seagram Company, Canada Trust, Emco Ltd. and CGI Ltd.

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

           MR. THOMAS is a Director of the Company. Mr. Thomas has been President of 399 Ventures, Inc. since 1994 and has been a Managing Director of Citicorp Venture Capital, Ltd. for more than the past five years. Mr. Thomas is a director of Anvil Knitwear, Inc., Galey & Lord Incorporated, Neenah Corporation, Plainwell Inc. and Stage Stores, Inc.

           MR WALKER is a Director of the Company. Mr. Walker is Principal of MORWAL Investments, a private investment firm. Mr. Walker was the Chairman and Chief Executive Officer of M.A. Hanna Company from 1986 to his retirement in 1997. Mr. Walker is a director of Comerica Incorporated, The Goodyear Tire & Rubber Company, M. A. Hanna Company, Lexmark International Group, Inc., M.A. Hanna Company, Meritor Automotive, Inc., The Reynolds & Reynolds Company, Textron Inc. and The Timken Company.

ITEM 11. EXECUTIVE COMPENSATION

           The following tables and notes summarize the annual and long-term compensation of the Company's chief executive officer and the other four most highly paid executive officers (collectively, the "named executive officers") for the year ended December 31, 1997 and the period from August 6, 1996 to December 31, 1996. The named executive officers did not receive any compensation from the Company prior to August 6, 1996.


                                      SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM
                                                       ANNUAL COMPENSATION           COMPENSATION AWARDS
NAME AND                                                             OTHER ANNUAL      RESTRICTED STOCK       ALL OTHER
PRINCIPAL POSITION              YEAR    SALARY       BONUS         COMPENSATION (1)       AWARDS (2)      COMPENSATION (3)
------------------              ----    -------      -----         ----------------       ----------      ----------------

Wayne B. Lyon...............    1997   $500,000     $125,000           $107,661                                $27,370
     Chairman of the            1996    192,308      380,000(4)                            $108,805             14,838
     Board, President
     and Chief
     Executive Officer
Douglas C. Barnard..........    1997    172,150       27,000                                                    24,509
     Vice President,            1996     63,462       40,000             15,955              10,880             24,946
     General Counsel and
     Secretary
Ronald J. Hoffman...........    1997    177,200       27,750                                                    11,228
     Vice President,            1996     65,385       45,000                                 13,600              6,301
     Treasurer and
     Chief Financial
     Officer
James R. Melton.............    1997    174,870       27,000                                                    11,114
     Vice President and         1996     65,385       41,000                                 13,600              6,301
     Controller
Ronnie R. Robbins, Jr.......    1997    153,340       15,720                                                    17,267
     Vice President-            1996     57,592       30,000                                  5,440             12,900
     Taxes

--------------------------
(1)       This column includes the following: (i) tax reimbursement payments;
          (ii) personal use of the Company airplane (for 1997: Mr. Lyon-$56,746) and (iii) personal use of Company auto.

(2) In connection with the consummation of the Transactions, members of management received shares of common stock of Holdings ("Restricted Stock") on August 5, 1996. The dollar amounts included in the table are based on an assumed August 5, 1996 per share value of $5.44, which was the price per share attributable to the common stock of Holdings issued in the Transactions. The recipients of the Restricted Stock are parties to a Stockholders Agreement which, among other things, provides that the Restricted Stock will vest in increments of 20% per year so long as the holder of such stock remains employed by the Company. In certain events, the vesting will be accelerated. Dividends, if any, are payable to the holders as and when declared and paid. Because Holdings does not have any capital stock which is publicly-traded, there has not been any market determination of the dollar value of the Restricted Stock as of December 31, 1997.

(3) This column includes the following: (i) Company contributions and allocations under the Company's defined contribution retirement plans for the accounts of each of the named executive officers (for 1997:
          Mr. Lyon-$3,092, Mr. Barnard-$3,092, Mr. Hoffman-$3,092, Mr.
          Melton-$3,092 and Mr. Robbins-$2,959); (ii) Company contributions to the group term life insurance plan for each of the named executive officers (for 1997: Mr. Lyon-$2,640, Mr. Barnard-$2,421, Mr. Hoffman-$2,640, Mr. Melton-$2,640 and Mr. Robbins-$2,370); (iii) the Company's cash payments in lieu of contributions under the Company's defined contribution plans for each of the named executive officers (for 1997: Mr. Lyon-$4,638, Mr. Barnard-$4,638, Mr. Hoffman-$4,638,
          Mr. Melton-$4,638, Mr. Robbins-$4,438); (iv) Company contributions and allocations under the Company's Benefit Restoration Plan (for 1997:
          Mr. Lyon-$17,000, Mr. Barnard-$608, Mr. Hoffman-$858 and Mr. Melton-$744); (v) in the case of Mr. Barnard, $13,750 received in 1997 as reimbursement in connection with his relocation; and (vi) in the case of Mr. Robbins $7,500 received in 1997 as loan forgiveness in connection with his 1994 relocation.

(4) This figure includes an amount Mr. Lyon received in connection with his efforts in securing bank debt, subordinated debt and securitized receivables financing for the Company's acquisition in August 1996 of the Home Furnishings Group.

                               PENSION PLAN TABLE

           The named executive officers participate in pension plans maintained by the Company for certain of its salaried employees. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans.


                                                    YEARS OF SERVICE (1)

REMUNERATION(2)          5              10              15                20                25               30
--------------     -------------   -------------  -------------     -------------     -------------     ------------
    $100,000        $  5,645         $11,290       $  16,935         $  22,580         $  28,225        $  33,870
     200,000          11,290          22,580          33,870            45,161            56,451           67,741
     300,000          16,935          33,870          50,806            67,741            84,676          101,611
     400,000          22,580          45,161          67,741            90,321           112,902          135,482
     500,000          28,225          56,451          84,676           113,902           141,127          169,352
     600,000          33,870          67,741         101,611           135,482           169,352          203,223

---------------------------
(1) The plans provide credit for employment with the Company and, except for Mr. Lyon, for prior employment with any of Masco and certain affiliates of Masco. Vesting occurs after five full years of employment or upon retirement at or after attaining age 65. The benefit amounts set forth in the table above have been converted from the plans' calculated five-year certain and life benefit and are not subjected to reduction for social security benefits or for other offsets, except to the extent that pension or equivalent benefits are payable, other than to Mr. Lyon, under a Masco plan or a plan of certain affiliates of Masco. The table does not depict Internal Revenue Code ("Code") limitations on tax-qualified plans because one of the plans is a non-qualified plan established by the Company to restore, for certain salaried employees (including the named executive officers), benefits that are otherwise limited by the Code. For each year of credited service prior to July 1, 1971, there is an additional annual benefit equal to .2 of 1 percent of final average earnings in excess of $9,000. Approximate years of credited service for the named executive officers participating in the plan are: Mr. Lyon-1; Mr. Barnard-5; Mr. Hoffman-28; Mr. Melton-25; and Mr. Robbins-29.

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

           The table below sets forth certain information regarding the equity ownership of Holdings as of March 31, 1998 by (i) each person or entity who beneficially owns five percent or more of any class of voting capital stock;
(ii) each director of the Company; (iii) each executive officer of the Company named in Item 11 above; and (iv) the directors and executive officers of the Company, as a group. Each holder of Class A Common Stock and each holder of Class B Common Stock holds an equal number of shares of each series thereof (other than Series I or Series II). Certain of the securities of Holding are convertible into other securities. Except as noted in the footnotes to the table, the information in the table below assumes no such conversion.



                                                      CAPITALIZATION OF HOLDINGS

                              CLASS A      CLASS B      CLASS C      CLASS D      SERIES A-1   SERIES A-2     SERIES B     SERIES C
NAME AND ADDRESS               COMMON       COMMON       COMMON       COMMON      PREFERRED    PREFERRED     PREFERRED    PREFERRED
----------------               ------       ------       ------       ------      ---------    ---------     ---------    ---------

399 Venture Partners, Inc.     33,781      174,676       --         6,158         380,833          --            --       69,289
399 Park Avenue                  34.4%        46.8%      --          66.4%           34.5%         --            --         67.5%
New York, NY

Travelers Group Inc. . . . .    4,905       23,385       --         1,009          55,419          --            --       12,050
 (and certain affiliates)         5.0%         6.3%      --          10.9%            5.0%         --            --         11.7%
388 Greenwich Street
New York, NY

Masco Corporation (1) . . . .  15,000       71,490       --         1,009         550,090          --         303,503       --
21001 Van Born Road              15.3%        19.2%      --          10.9%           49.9%         --           100.0%      --
Taylor, MI

CCT Partners III, L.P. (2) . .  5,961       30,825       --           --           67,206          --            --       12,227
399 Park Avenue                   6.1%         8.3%                                   6.1%                                  11.9%
New York, NY

Wayne B. Lyon . . . . . . . . .32,766       90,561       --         1,009         550,090         23,085      303,503       --
 including Common and            33.4%        24.3%      --          10.9%           49.9%          28.0%       100.0%      --
 Preferred Stock owned by
 Masco Corporation (3)
1300 National Highway
Thomasville, NC

Douglas C. Barnard . . . . . . 34,179       50,022     114,498        --              --             *           --         --
 individually and as voting      34.8%        13.4%      100.0%       --              --             *           --         --
 trustee for the
 management investors (4)
1300 National Highway
Thomasville, NC

Ronald J. Hoffman . . . . . .      *            *        2,500        --              --             *           --         --
1300 National Highway              *            *          2.2%       --              --             *           --         --
Thomasville, NC

James R. Melton . . . . . . . .    *            *        2,500        --              --             *           --         --
1300 National Highway              *            *         2.2%        --              --             *           --         --
Thomasville, NC

Ronnie R. Robbins, Jr. . . . .     *            *          *          --              --             *           --         --
1300 National Highway              *            *          *          --              --             *           --         --
Thomasville, NC

Richard M. Cashin, Jr. (6) . . 34,846      180,185       --         6,317         392,844          --            --       71,474
399 Venture Partners, Inc.       35.5%        48.3%      --          68.2%           35.6%         --            --         69.6%
399 Park Avenue
New York, NY

David L. Johnston . . . . . . .    --           *        --           --             --              *           --         --
3690 Peel Street                   --           *        --           --             --              *           --         --
Montreal, Quebec
Canada

Robert C. Larson  (5) . . . .      --           *        --           --             --              *           --         --
Taubman Realty Group               --           *        --           --             --              *           --         --
200 East Long Lake Road
Bloomfield Hills, MI

David F. Thomas (6) . . . . .  34,846      180,185       --         6,317         392,844          --            --       71,474
399 Venture Partners, Inc.       35.5%        48.3%      --          68.2%           35.6%         --            --         69.6%
399 Park Avenue
New York, NY


Martin D. Walker . . . . . . .     --           *        --           --             --              *           --         --
24500 Center Ridge Rd.             --           *        --           --             --              *           --         --
Suite 275
Westlake, Ohio

Directors and named . . . . .  85,091      307,205     114,498      7,487         954,944         26,024      303,503     73,659
   executive officers of the     86.6%        82.3%      100.0%     80.8%            86.6%          31.5%       100.0%      71.8%
   Company, as a group
   (10 persons) (7)


---------------------------
*          less than 1.0%

(1) Masco's fully-diluted (assuming conversion of all Convertible Preferred Stock) ownership of Holdings Common Stock is 39.3%. However, Masco is restricted from holding more than 19.9% of the Holdings Common Stock.

(2) CCT Partners III, L.P. ("CCT") is a limited partnership, the partners of which are certain employees of 339 Venture Partners, Inc. Shares held by CCT are not included in the table as shares beneficially owned by 339 Ventures Partners, Inc.

(3) Amounts shown include shares held by Masco, as well as 17,776 shares of Class A Common Stock and 19,071 shares of Class B Common Stock held by an estate planning trust for the benefit of Mr. Lyon's family members, all of which shares may be deemed to be beneficially owned by Mr. Lyon. Mr. Lyon disclaims beneficial ownership of all such shares.

(4) Amounts shown consist of shares held by Mr. Barnard individually and as voting trustee for the members of management. Mr. Barnard has no pecuniary interest in such shares other than 203 shares of Class A Common Stock, 218 shares of Class B Common Stock and 2,000 shares of Class C Common Stock. In addition, Mr. Barnard holds less than 1.0% of the Series A-2 Preferred Stock. Mr. Barnard disclaims beneficial ownership of shares held by himself as voting trustee for other management investors.

(5) Amounts shown consist of shares held by a limited partnership for the benefit of Mr. Larson's family members.

(6) Amounts shown include shares held by 399 Venture Partners, Inc., which may be deemed to be beneficially owned by Messrs. Cashin and Thomas. Messrs. Cashin and Thomas disclaim beneficial ownership of such shares. In addition, amounts shown for Messrs. Cashin and Thomas include 1,065 shares of Class A Common Stock, 5,509 shares of Class B Common Stock, 160 shares of Class D Common Stock, 12,011 shares of Series A-1 Preferred Stock and 2,185 shares of Series C Preferred Stock held directly by each. Amounts shown for Messrs. Cashin and Thomas exclude shares held by CCT, a limited partnership in which each has an indirect economic interest as a limited partner.

(7) Amounts shown include shares held by 399 Venture Partners, Inc., which may be deemed to be beneficially owned by Messrs. Cashin and Thomas, shares held by Masco and by an estate planning trust for the benefit of Mr. Lyon's family members, all of which may be deemed to be beneficially owned by Mr. Lyon, and shares held by Mr. Barnard as voting trustee for the management investors, which may be deemed to be beneficially owned by Mr. Barnard. Messrs. Cashin and Thomas disclaim beneficial ownership of shares held by 399 Venture Partners, Inc., Mr. Lyon disclaims beneficial ownership of shares held by Masco and of shares owned by an estate planning trust for the benefit of Mr. Lyon's family members, and Mr. Barnard disclaims beneficial ownership of shares held by himself as voting trustee for other management investors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BUSINESS ARRANGEMENTS WITH HOLDINGS

           As a part of the Transactions, Holdings and the Company entered into a Management Agreement pursuant to which Holdings provides to the Company executive management, corporate support, administrative, data processing, human resources, legal, environmental, audit, treasury, tax and other management-related services. The Company compensates Holdings in an amount equal to Holdings's actual cost of providing such services. Those costs approximated $15.8 million during 1997 and $6.6 million for the period August 6, 1996 to December 31, 1996, of which approximately $1.5 million was included in accrued liabilities at December 31, 1997 and 1996.

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

ACQUISITION ARRANGEMENTS

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

           Masco has agreed that it will not (i) on or prior to August 5, 2001 engage in the design or manufacture of certain furniture and fabric products (the "Restricted Activities") or acquire an interest in an entity that would result in Masco having annual revenues from Restricted Activities that exceed certain levels or (ii) on or prior to August 5, 1998 (a) cause or attempt to cause any customer or supplier of the Company or its subsidiaries to terminate or materially reduce its business with the Company or its subsidiaries or (b) initiate contact (other than through general solicitation to the public) with any officer of the Company or its subsidiaries for the purpose of offering employment by Masco or any of its subsidiaries.

PURCHASE OF STOCK FROM 399 VENTURE PARTNERS, INC.

           In March 1997, pursuant to an option granted by 399 Venture Partners, Inc. as part of the Transactions, Holdings acquired (i) 4,842 shares of Class A Common Stock (divided equally among the series thereof) at $5.44 per share; (ii) 5,199 shares of Class B Common Stock (divided equally among the series thereof) at $5.44 per share; and (iii) 13,770 shares of Series A-2 Preferred Stock at $100 per share plus accreted dividends. Such shares were issued to certain members of management (but not any of the named executive officers in Item 11) pursuant to a Management Investment Plan.

TAX SHARING AGREEMENT

           Holdings, the Company and its United States subsidiaries are included in the consolidated United States federal income tax return of Holdings. Holdings, the Company and certain of the Company's United States subsidiaries have entered into the Tax Sharing Agreement whereby the Company pays Holdings (or Holdings pays the Company) its pro rata share of the total tax liability, as set out in the Tax Sharing Agreement. In the event the Company is included in a joint, combined, consolidated or unitary state or local income or franchise tax return with Holdings, the Company shall make payments to Holdings, and Holdings shall make payments to the Company, in a manner consistent with that described above for federal tax purposes. In 1997, the Company paid $22.8 million to Holdings pursuant to such Agreement.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                     LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                                     By: _____________________________________
                                         Wayne B. Lyon
                                         Chairman of the Board,
                                         President and Chief Executive Officer

April ____, 1998

           Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.


            SIGNATURE                                                  TITLE                                        DATE

__________________________________       Chairman of the Board, President and Chief Executive Officer        April 25, 1998
Wayne B. Lyon                            (principal executive officer)

__________________________________       Vice President, Treasurer and Chief Financial Officer               April 25, 1998
Ronald J. Hoffman                        (principal financial and accounting officer)

__________________________________       Director                                                            April 25, 1998
Richard M. Cashin, Jr.

__________________________________       Director                                                            April 25, 1998
David L. Johnston

__________________________________       Director                                                            April 25, 1998
Robert C. Larson

__________________________________       Director                                                            April 25, 1998
David F. Thomas

__________________________________       Director                                                            April 25, 1998
Martin D. Walker