Form 10-Q
period 1998-03-31
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1998-05-14
CIK 1022108

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                Commission File Number 333-11905

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

                                 (336) 476-4777
                               (Telephone Number)

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 100 shares of Common Stock, par value $.01 per share, as of March 31, 1998.

================================================================================

                                TABLE OF CONTENTS


                                                                                  Page No.
                                                                                  --------
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 1998 and December
           31, 1997..............................................................    1

           Condensed Consolidated Statements of Operations for the three months
           ended March 31, 1998 and 1997.........................................    2

           Condensed Consolidated Statements of Comprehensive Income for the
           three months ended March 31, 1998 and 1997............................    3

           Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 1998 and 1997.........................................    4

           Notes to Condensed Consolidated Financial Statements..................   5-10

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................  11-12

Part II    Other Information

           Exhibits and Reports on Form 8-K......................................    13

           Signature Page........................................................    14

           Exhibit Index.........................................................    15

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                         March 31,     December 31,
                                                           1998            1997
                                                        -----------    -----------
                          ASSETS
Current assets:
     Cash and cash investments ......................   $    11,300    $     4,140
     Trade receivables ..............................        68,320         64,480
     Investment in receivables trust ................        63,370         64,010
     Other receivables ..............................        36,030         40,710
     Inventories ....................................       494,120        510,110
     Prepaid expenses ...............................        36,300         35,440
     Deferred income taxes ..........................        38,530         38,530
                                                        -----------    -----------
       Total current assets .........................       747,970        757,420

Property and equipment, net .........................       341,070        337,390
Other assets ........................................        51,720         56,410
                                                        -----------    -----------
       Total assets .................................   $ 1,140,760    $ 1,151,220
                                                        ===========    ===========

           LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
     Long-term debt, current ........................   $     1,380    $     2,970
     Accounts payable ...............................       135,580        124,000
     Accrued liabilities ............................       131,860        149,940
                                                        -----------    -----------
       Total current liabilities ....................       268,820        276,910

Long-term debt ......................................       336,620        351,600
Deferred income taxes ...............................        31,250         31,250
Other long-term liabilities .........................        54,060         54,070
                                                        -----------    -----------
         Total liabilities ..........................       690,750        713,830
                                                        -----------    -----------

Shareholder's equity:

    Common stock, $.01 par value, 3,000 shares
      authorized, 100 shares issued and outstanding              --             --
    Additional paid-in capital ......................       421,050        421,050
    Retained earnings ...............................        38,680         25,510
    Foreign currency translation ....................        (9,720)        (9,170)
                                                        -----------    -----------
         Total shareholder's equity .................       450,010        437,390
                                                        -----------    -----------
         Total liabilities and shareholder's equity     $ 1,140,760    $ 1,151,220
                                                        ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                 For the three months ended
                                             ---------------------------------
                                             March 31, 1998     March 31, 1997
                                             --------------     --------------
Net sales ...................................   $498,200           $490,230
Cost of sales ...............................    377,290            364,500
                                                --------           --------
   Gross profit .............................    120,910            125,730
Selling, general and administrative
   expenses .................................     89,880             86,420
                                                --------           --------
   Operating profit .........................     31,030             39,310
                                                --------           --------
Other expense, net:
   Interest expense .........................      8,470             11,220
   Other, net ...............................      3,200              2,480
                                                --------           --------
                                                  11,670             13,700
                                                --------           --------
   Income before income taxes ...............     19,360             25,610
Income taxes ................................      6,190              8,960
                                                --------           --------
Net income ..................................   $ 13,170           $ 16,650
                                                ========           ========

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                 For the three months ended
                                             ---------------------------------
                                             March 31, 1998     March 31, 1997
                                             --------------     --------------
Net income ...................................  $ 13,170          $ 16,650

Other comprehensive income, net of tax:
   Foreign currency translation ..............      (550)           (2,420)
                                                --------          --------

Comprehensive income .........................  $ 12,620          $ 14,230
                                                ========          ========

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                    For the three months ended
                                                  ------------------------------
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------
OPERATING ACTIVITIES:
Net income .......................................... $ 13,170      $ 16,650
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization ................    6,050         6,680
       Fabric sample book amortization ..............    3,700         3,800
       Bad debt provision ...........................      740         1,030
Changes in operating assets and liabilities:
   Receivables ......................................    1,010        (2,180)
   Inventories ......................................   15,990       (16,270)
   Prepaid expenses and other assets ................    1,280         2,040
   Accounts payable .................................   11,580        19,260
   Other liabilities ................................    5,250       (16,870)
                                                      --------      --------
         Net cash provided by operating activities ..   58,770        14,140
                                                      --------      --------

INVESTING ACTIVITIES:
Capital expenditures ................................   (7,680)       (3,910)
Fabric sample book expenditures .....................   (3,790)       (3,530)
Net investments in receivables trust ................      640        (5,100)
Issuance of notes receivable ........................     (580)           --
Collection of notes receivable ......................    1,750           440
Other, net ..........................................   (2,040)       (2,540)
                                                      --------      --------
     Net cash used for investing activities .........  (11,700)      (14,640)
                                                      --------      --------

FINANCING ACTIVITIES:
Proceeds from long-term debt ........................   32,000            --
Repayments of long-term debt ........................  (49,000)       (4,280)
Net proceeds of short-term debt .....................      430           240
Net repayments from accounts receivable transactions        --        (1,000)
Dividends paid ......................................  (23,340)           --
                                                      --------      --------
     Net cash used for financing activities .........  (39,910)       (5,040)
                                                      --------      --------

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period ..................    7,160        (5,540)
Balance, beginning of period ........................    4,140        22,400
                                                      --------      --------
Balance, end of period .............................. $ 11,300      $ 16,860
                                                      ========      ========

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The unaudited Condensed Consolidated Financial Statements include the accounts of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") and its subsidiary companies as of March 31, 1998 and December 31, 1997, and for the three months ended March 31, 1998 and 1997. Intercompany accounts and transactions are eliminated. These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's report on Form 10-K for the fiscal year ended December 31, 1997. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

        Certain prior period amounts have been reclassified to conform with current period presentation.

2.      RECENTLY ISSUED ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," became effective in 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Under the provision of SFAS No. 130, the Company elected to report comprehensive income in a separate statement of comprehensive income that begins with net income. Comparative disclosures which include prior period information have been restated to conform with the provisions of this Statement.

3.      INVENTORY

        As of March 31, 1998 and December 31, 1997, inventory balances were as follows:

                                                         1998             1997
                                                       --------         --------

Finished goods ...............................         $209,700         $216,360
Raw materials ................................          206,950          216,010
Work in process ..............................           77,470           77,740
                                                       --------         --------
                                                       $494,120         $510,110
                                                       ========         ========

4.      LONG-TERM DEBT

        As of March 31, 1998 and December 31, 1997, the outstanding balances of long-term debt were as follows:

                                                         1998             1997
                                                       --------         --------

Revolving credit facility ....................         $135,000         $152,000
Senior subordinated  notes ...................          200,000          200,000
Other borrowings .............................            3,000            2,570
                                                       --------         --------
                                                        338,000          354,570
Less current portion .........................            1,380            2,970
                                                       --------         --------
                                                       $336,620         $351,600
                                                       ========         ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     RESTRUCTURING INITIATIVES

        As a result of the Company's evaluation of its global manufacturing and distribution base, the Company took a $58.5 million charge in the fourth quarter of 1997 to rationalize and restructure its worldwide operations principally focusing on its Universal Furniture business unit. Implementation of this plan began in the first quarter of 1998.

        The following represents the Company's restructuring activities for the period indicated (in millions):

                            Asset       Contractual   Employee
                          write-downs   obligations   severance   Other   Total
                          -----------   -----------   ---------   -----   -----
Balance at December 31,
   1997..................  $   38.1     $     9.8     $    8.8    $ 1.8   $58.5
Non-cash items...........    (38.1)             -            -        -   (38.1)
                           =========    ==========    =========   ======  ======
Balance at March 31, 1998  $      -     $     9.8     $    8.8    $ 1.8   $20.4
                           =========    ==========    =========   ======  ======

6.      GUARANTOR FINANCIAL STATEMENTS

        In connection with the issuance of its 10.875% Senior Subordinated Notes due 2006 (the "Notes"), the Company's domestic operating subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed the Company's performance under the Notes on a joint and several basis. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company. The remaining subsidiaries are direct or indirect subsidiaries of the Guarantor Subsidiaries. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the Notes.

        For purposes of the condensed consolidating financial data, the Guarantor Subsidiaries include substantially all domestic subsidiaries of the Company (other than special purpose subsidiaries formed in connection with the Company's receivables financing facility (the "Receivables Subsidiaries") and certain subsidiaries with substantially no assets or operations). The Guarantor Subsidiaries account for their investments in the non-guarantor subsidiaries on the equity method. The Company also accounts for its investments in the Guarantor Subsidiaries and the Receivables Subsidiaries on the equity method. The principal elimination entries are to eliminate the investments in subsidiaries and intercompany balances and transactions.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.      GUARANTOR FINANCIAL STATEMENTS (Continued)

                      Condensed Consolidating Balance Sheet
                                 March 31, 1998
                             (Dollars in thousands)

                                                                         Non-
                                                       Guarantor      Guarantor
                                           Company    Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                           -------    ------------   ------------  ------------   ------------
                 Assets
Current assets:
     Cash and cash investments .......   $        --   $      (610)   $    11,910   $        --    $    11,300
     Trade receivables ...............            --        25,460         42,860            --         68,320
     Investment in receivables trust .            --            --         63,370            --         63,370
     Other receivables ...............            --        18,830         17,200            --         36,030
     Inventories .....................            --       429,960         64,160            --        494,120
     Prepaid expenses ................            --        28,450          7,850            --         36,300
     Deferred income taxes ...........            --        28,700          9,830            --         38,530
     Intercompany account ............            --       210,440             --      (210,440)            --
                                         -----------   -----------    -----------   -----------    -----------
         Total current assets ........            --       741,230        217,180      (210,440)       747,970
Property and equipment, net ..........            --       267,070         74,000            --        341,070
Other assets .........................            --        49,890          1,830            --         51,720
Investments in affiliates ............       450,010       (27,170)            --      (422,840)            --
                                         -----------   -----------    -----------   -----------    -----------
         Total assets ................   $   450,010   $ 1,031,020    $   293,010   $  (633,280)   $ 1,140,760
                                         ===========   ===========    ===========   ===========    ===========

  Liabilities and Shareholder's Equity
Current liabilities:
     Long-term debt, current .........   $        --   $       200    $     1,180   $        --    $     1,380
     Accounts payable ................            --       112,020         23,560            --        135,580
     Accrued liabilities .............            --        92,100         39,760            --        131,860
     Intercompany account ............            --            --        210,440      (210,440)            --
                                         -----------   -----------    -----------   -----------    -----------
         Total current liabilities ...            --       204,320        274,940      (210,440)       268,820
Long-term debt .......................            --       336,620             --            --        336,620
Deferred income taxes ................            --        31,250             --            --         31,250
Other long-term liabilities ..........            --        51,930          2,130            --         54,060
                                         -----------   -----------    -----------   -----------    -----------
         Total liabilities ...........            --       624,120        277,070      (210,440)       690,750
Shareholder's equity .................       450,010       406,900         15,940      (422,840)       450,010
                                         -----------   -----------    -----------   -----------    -----------
         Total liabilities and
           shareholder's equity ......   $   450,010   $ 1,031,020    $   293,010   $  (633,280)   $ 1,140,760
                                         ===========   ===========    ===========   ===========    ===========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.      GUARANTOR FINANCIAL STATEMENTS (Continued)

                      Condensed Consolidating Balance Sheet
                                December 31, 1997
                             (Dollars in thousands)

                                                                         Non-
                                                        Guarantor     Guarantor
                                           Company     Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                           -------     ------------  ------------   ------------    ------------
                 Assets
Current assets:
     Cash and cash investments .......   $        --   $    (7,050)   $    11,190    $        --    $     4,140
     Trade receivables ...............            --        23,860         40,620             --         64,480
     Investment in receivables trust .            --            --         64,010             --         64,010
     Other receivables ...............            --        30,540         10,170             --         40,710
     Inventories .....................            --       444,140         65,970             --        510,110
     Prepaid expenses ................            --        23,170         12,270             --         35,440
     Deferred income taxes ...........            --        28,700          9,830             --         38,530
     Intercompany account ............            --       257,070             --       (257,070)            --
                                         -----------   -----------    -----------    -----------    -----------
         Total current assets ........            --       800,430        214,060       (257,070)       757,420
Property and equipment, net ..........            --       265,440         71,950             --        337,390
Other assets .........................            --        54,510          1,900             --         56,410
Investments in affiliates ............       437,390       (79,830)            --       (357,560)            --
                                         -----------   -----------    -----------    -----------    -----------
         Total assets ................   $   437,390   $ 1,040,550    $   287,910    $  (614,630)   $ 1,151,220
                                         ===========   ===========    ===========    ===========    ===========

  Liabilities and Shareholder's Equity
Current liabilities:
     Long-term debt, current .........   $        --   $     2,200    $       770    $        --    $     2,970
     Accounts payable ................            --       103,180         20,820             --        124,000
     Accrued liabilities .............            --       102,920         47,020             --        149,940
     Intercompany account ............            --            --        257,070       (257,070)            --
                                         -----------   -----------    -----------    -----------    -----------
         Total current liabilities ...            --       208,300        325,680       (257,070)       276,910
Long-term debt .......................            --       351,600             --             --        351,600
Deferred income taxes ................            --        31,250             --             --         31,250
Other long-term liabilities ..........            --        51,890          2,180             --         54,070
                                         -----------   -----------    -----------    -----------    -----------
         Total liabilities ...........            --       643,040        327,860       (257,070)       713,830
Shareholder's equity .................       437,390       397,510        (39,950)      (357,560)       437,390
                                         -----------   -----------    -----------    -----------    -----------
         Total liabilities and
           shareholder's equity ......   $   437,390   $ 1,040,550    $   287,910    $  (614,630)   $ 1,151,220
                                         ===========   ===========    ===========    ===========    ===========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.      GUARANTOR FINANCIAL STATEMENTS (Continued)

    Condensed Consolidating Statement of Operations and Comprehensive Income
                    for the three months ended March 31, 1998
                             (Dollars in thousands)


                                                      Guarantor    Non-Guarantor
                                           Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           -------   ------------  ------------  ------------  ------------
Net sales .............................   $      --    $ 461,530    $ 132,260     $ (95,590)    $ 498,200
Cost of sales .........................          --      360,320      112,560       (95,590)      377,290
                                          ---------    ---------    ---------     ---------     ---------
   Gross profit .......................          --      101,210       19,700            --       120,910
Selling, general and
   administrative expenses ............          --       77,760       12,120            --        89,880
                                          ---------    ---------    ---------     ---------     ---------
   Operating profit ...................          --       23,450        7,580            --        31,030
Other (income) expense, net ...........     (13,170)       9,820       (3,600)       18,620        11,670
                                          ---------    ---------    ---------     ---------     ---------
   Income before income taxes .........      13,170       13,630       11,180       (18,620)       19,360
Income taxes ..........................          --        3,720        2,470            --         6,190
                                          ---------    ---------    ---------     ---------     ---------
    Net income ........................      13,170        9,910        8,710       (18,620)       13,170
                                          =========    =========    =========     =========     =========

Other comprehensive income, net of tax:
    Foreign currency translation ......          --           --         (550)           --          (550)
                                          ---------    ---------    ---------     ---------     ---------
    Comprehensive income ..............   $  13,170    $   9,910    $   8,160     $ (18,620)    $  12,620
                                          =========    =========    =========     =========     =========


    Condensed Consolidating Statement of Operations and Comprehensive Income
                    for the three months ended March 31, 1997
                             (Dollars in thousands)



                                                      Guarantor    Non-Guarantor
                                           Company   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                           -------   ------------  ------------  ------------  ------------
Net sales .............................   $      --    $ 446,540    $ 103,800     $ (60,110)    $ 490,230
Cost of sales .........................          --      340,820       83,790       (60,110)      364,500
                                          ---------    ---------    ---------     ---------     ---------
   Gross profit .......................          --      105,720       20,010            --       125,730
Selling, general and
   administrative expenses ............          --       75,130       11,290            --        86,420
                                          ---------    ---------    ---------     ---------     ---------
   Operating profit ...................          --       30,590        8,720            --        39,310
Other (income) expense, net ...........     (16,650)       8,950        3,680        17,720        13,700
                                          ---------    ---------    ---------     ---------     ---------
   Income before income taxes .........      16,650       21,640        5,040       (17,720)       25,610
Income taxes ..........................          --        7,150        1,810            --         8,960
                                          ---------    ---------    ---------     ---------     ---------
   Net income .........................      16,650       14,490        3,230       (17,720)       16,650
                                          =========    =========    =========     =========     =========

Other comprehensive income, net of tax:
    Foreign currency translation ......          --           --       (2,420)           --        (2,420)
                                          ---------    ---------    ---------     ---------     ---------
    Comprehensive income ..............   $  16,650    $  14,490    $     810     $ (17,720)    $  14,230
                                          =========    =========    =========     =========     =========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.      GUARANTOR FINANCIAL STATEMENTS (Continued)

                 Condensed Consolidating Statement of Cash Flows
                    for the three months ended March 31, 1998
                             (Dollars in thousands)

                                                Guarantor      Non-Guarantor
                                 Company       Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                 -------       ------------    ------------     ------------   ------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES:            $ --         $  9,330          $ 49,440          $--         $ 58,770
                                    ----         --------          --------          ---         --------
INVESTING ACTIVITIES:
Capital expenditures ......           --           (5,090)           (2,590)          --           (7,680)
Fabric sample book
   expenditures ...........           --           (3,790)               --           --           (3,790)
Net investments in
   receivables trust ......           --               --               640           --              640
Issuance of notes
   receivable .............           --             (580)               --           --             (580)
Collection of notes
   receivable .............           --            1,750                --           --            1,750
Other, net ................           --           (1,490)             (550)          --           (2,040)
                                    ----         --------          --------          ---         --------
     Net cash used for
       investing activities           --           (9,200)           (2,500)          --          (11,700)
                                    ----         --------          --------          ---         --------
FINANCING ACTIVITIES:
Proceeds from long-term
   debt ...................           --           32,000                --           --           32,000
Repayments of long-term
   debt ...................           --          (49,000)               --           --          (49,000)
Net proceeds of short-term
   debt ...................           --               20               410           --              430
Dividends paid ............           --          (23,340)               --           --          (23,340)
Intercompany accounts, net            --           46,630           (46,630)          --               --
                                    ----         --------          --------          ---         --------
     Net cash provided by
       (used for)
       financing activities           --            6,310           (46,220)          --          (39,910)
                                    ----         --------          --------          ---         --------
CASH AND CASH INVESTMENTS:
Increase for the period ...           --            6,440               720           --            7,160
Balance, beginning of
   period .................           --           (7,050)           11,190           --            4,140
                                    ----         --------          --------          ---         --------
Balance, end of period ....         $ --         $   (610)         $ 11,910          $--         $ 11,300
                                    ====         ========          ========          ===         ========


                 Condensed Consolidating Statement of Cash Flows
                    for the three months ended March 31, 1997
                             (Dollars in thousands)

                                                Guarantor      Non-Guarantor
                                 Company       Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                 -------       ------------    ------------     ------------   ------------
NET CASH PROVIDED BY (USED
   FOR) OPERATING ACTIVITIES:       $ --         $ 24,730          $(10,590)         $--         $ 14,140
                                    ----         --------          --------          ---         --------

INVESTING ACTIVITIES:
   Capital expenditures ...           --           (2,980)             (930)          --           (3,910)
   Fabric sample book
     expenditures .........           --           (3,530)               --           --           (3,530)
   Net investments in
     receivables trust ....           --               --            (5,100)          --           (5,100)
   Collection of notes
     receivable ...........           --              440                --           --              440

   Other, net .............           --               --            (2,540)          --           (2,540)
                                    ----         --------          --------          ---         --------
   Net cash used for
     investing activities .           --           (6,070)           (8,570)          --          (14,640)
                                    ----         --------          --------          ---         --------

FINANCING ACTIVITIES:
   Repayments of long-term
     debt .................           --           (4,280)               --           --           (4,280)
   Net proceeds of
     short-term debt ......           --               --               240           --              240
   Net repayments from
     sale of accounts
     receivable ...........           --               --            (1,000)          --           (1,000)
   Intercompany accounts,
     net ..................           --          (24,130)           24,130           --               --
                                    ----         --------          --------          ---         --------
   Net cash provided by
     (used for) financing
     activities ...........           --          (28,410)           23,370           --           (5,040)
                                    ----         --------          --------          ---         --------

CASH AND CASH INVESTMENTS:
   Increase (decrease)
     for the period .......           --           (9,750)            4,210           --           (5,540)
   Balance, beginning of
     period ...............           --            4,510            17,890           --           22,400
                                    ----         --------          --------          ---         --------
   Balance, end of period .         $ --         $ (5,240)         $ 22,100          $--         $ 16,860
                                    ====         ========          ========          ===         ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


     COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS
                              ENDED MARCH 31, 1997

      Net sales were $498.2 million for the three months ended March 31, 1998, an increase of $8.0 million, or 1.6%, from $490.2 million for the comparable period of 1997. Net sales of fine furniture increased 3.1% to $436.1 million for the three months ended March 31, 1998 from $423.0 million for the comparable period of 1997. Net sales of decorative home furnishing fabrics decreased 7.6% to $62.1 million for the three months ended March 31, 1998 from $67.2 million for the comparable period of 1997. Decorative home furnishing fabric sales were negatively impacted by shipping delays incurred during the implementation of a new computer system at the Robert Allen Group. These delays were resolved and normal shipping schedules have resumed.

      Gross profit was $120.9 million for the three months ended March 31, 1998, a decrease of $4.8 million, or 3.8%, from $125.7 million for the comparable period of 1997. Gross profit margins decreased to 24.3% for the three months ended March 31, 1998 from 25.6% for the comparable period of 1997. This decline in gross profit margin was primarily attributable to temporary production inefficiencies and increased overhead expenses associated with new product start-up costs and the implementation of demand flow manufacturing processes, as well as the aforementioned computer system implementation. The Company is implementing demand flow processes to improve customer responsiveness, product quality and value, as well as to reduce inventory requirements.

      Selling, general and administrative expenses were $89.9 million for the three months ended March 31, 1998, an increase of $3.5 million, or 4.1%, from $86.4 million for the comparable period of 1997. As a percentage of net sales, selling, general and administrative expenses increased to 18.0% for the three months ended March 31, 1998 from 17.6% for the comparable period of 1997. Selling expense was 11.0% of net sales as compared to 10.8% for 1997, and general and administrative expenses were 7.0% of net sales compared to 6.8% in 1997. The increase in selling expenses reflects increased spending on sales catalogs and other promotional material, as well as increased commissions resulting from higher sales volume. General and administrative expenses increased due to higher consulting fees and other administrative costs.

      Operating profit decreased to $31.0 million for the three months ended March 31, 1998, a decrease of $8.3 million, or 21.1%, from $39.3 million for the comparable period of 1997. As a percentage of net sales, operating profit decreased to 6.2% for the three months ended March 31, 1998 from 8.0% for the comparable period of 1997.

      Interest expense was $8.5 million for the three months ended March 31, 1998, a decrease of $2.7 million, or 24.1%, from the comparable period of 1997. This decrease was a result of lower average debt outstanding during the three months ended March 31, 1998 and reduced interest rates obtained when the Company refinanced its credit facility in August 1997.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity needs arise primarily from debt service, working capital needs and the funding of capital expenditures. The Company's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under its revolving credit facility. Net cash from operating activities for the three months ended March 31, 1998 was $58.8 million, an increase of $44.7 million from $14.1 million in the comparable period of 1997. This increase in cash from operations resulted primarily from reductions in working capital levels, principally inventory.

      Capital expenditures totaled $7.7 million for the three months ended March 31, 1998, an increase of $3.8 million from the comparable period of 1997. A $23.3 million cash dividend to Holdings, which was declared and accrued during December 1997, was paid during January 1998.

      The Company made net principal payments on its long-term debt of $16.6 million. Total long-term debt at LFI has decreased to $338.0 million as compared to $354.6 million at December 31, 1997 and $440.6 million at March 31, 1997, a reduction in outstanding long-term debt of $102.6 million in the past twelve months. During April 1998, LFI paid an additional $8.0 million, further reducing total long-term debt to $330.0 million.

                           PART II. OTHER INFORMATION

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

   Items 1, 2, 3, 4, and 5 are not applicable.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

          Exhibit
           Number              Description of Exhibits
        -----------    ----------------------------------------

            21+        List of Subsidiaries

            27+        Financial Data Schedule




        (b) No reports on Form 8-K were filed by the registrant during the three months ended March 31, 1998.

-----------
+ Filed herewith

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


Date: May 14, 1998       BY: /s/ RONALD J. HOFFMAN
                         ----------------------------

                         Ronald J. Hoffman
                         Vice President, Chief Financial Officer and Treasurer (Chief Financial Officer and Authorized Signatory)

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                  EXHIBIT INDEX




   Exhibit
    Number             Description of Exhibits
  ----------    -------------------------------------

     21+        List of Subsidiaries

     27+        Financial Data Schedule


-----------
+ Filed herewith