Form 10-Q
period 1998-06-30
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1998-08-14
CIK 1022108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998                 Commission File Number 333-11905

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                Delaware                                          56-1977928
        (State of Incorporation)                               (I.R.S. Employer
                                                             Identification No.)
          4000 Lifestyle Court
       High Point, North Carolina                                   27265
(Address of Principal Executive Offices)                          (Zip Code)

                                 (336) 878-7000
                               (Telephone Number)

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 100 shares of Common Stock, par value $.01 per share, as of June 30, 1998.

                                TABLE OF CONTENTS


                                                                                                                          PAGE NO.

Part I.        Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997............................       1

               Condensed Consolidated Statements of Operations for the six months and three months ended June 30, 1998
               and 1997...............................................................................................       2

               Condensed Consolidated Statements of Comprehensive Income for the six months and three months ended
               June 30, 1998 and 1997.................................................................................       3

               Condensed Consolidated Statements of Cash Flows for the six months and three months ended June 30, 1998
               and 1997...............................................................................................       4

               Notes to Condensed Consolidated Financial Statements...................................................      5-10

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..................     11-14

Part II        Other Information

               Exhibits and Reports on Form 8-K.......................................................................       15

               Signature Page.........................................................................................       16

               Exhibit Index..........................................................................................       17

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                              JUNE 30, 1998     DECEMBER 31, 1997
                                                                             --------------     -----------------
                                ASSETS                                        (UNAUDITED)
Current assets:
      Cash and cash investments ......................................       $    11,640        $     4,140
      Trade receivables ..............................................            58,490             64,480
      Investment in receivables trust ................................            61,590             64,010
      Other receivables ..............................................            27,910             40,710
      Inventories ....................................................           498,910            510,110
      Prepaid expenses ...............................................            33,390             35,440
      Deferred income taxes ..........................................            38,530             38,530
                                                                             -----------        -----------
        Total current assets .........................................           730,460            757,420

Property and equipment, net ..........................................           343,300            337,390
Other assets .........................................................            47,060             56,410
                                                                             -----------        -----------
        Total assets .................................................       $ 1,120,820        $ 1,151,220
                                                                             ===========        ===========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Long-term debt, current ........................................       $       460        $     2,970
      Accounts payable ...............................................           129,080            124,000
      Accrued liabilities ............................................           132,160            149,940
                                                                             -----------        -----------
        Total current liabilities ....................................           261,700            276,910

Long-term debt .......................................................           311,600            351,600
Deferred income taxes ................................................            31,250             31,250
Other long-term liabilities ..........................................            53,960             54,070
                                                                             -----------        -----------
          Total liabilities ..........................................           658,510            713,830
                                                                             -----------        -----------

Stockholder's equity:
     Common stock, $.01 par value, 3,000 shares authorized, 100 shares
          issued and outstanding .....................................                --                 --
        Additional paid-in capital ...................................           421,050            421,050
        Retained earnings ............................................            52,310             25,510
        Foreign currency translation .................................           (11,050)            (9,170)
                                                                             -----------        -----------
        Total stockholder's equity ...................................           462,310            437,390
                                                                             -----------        -----------
        Total liabilities and stockholder's equity ...................       $ 1,120,820        $ 1,151,220
                                                                             ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                    FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                  ----------------------------  ----------------------------
                                                  JUNE 30, 1998  JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1997
                                                  -------------  -------------  -------------  -------------
Net sales ...................................       $977,460       $969,630       $479,260       $479,400
Cost of sales ...............................        735,480        717,720        358,190        353,220
                                                    --------       --------       --------       --------
   Gross profit .............................        241,980        251,910        121,070        126,180
Selling, general and administrative  expenses        180,760        172,610         90,880         86,190
                                                    --------       --------       --------       --------
   Operating profit .........................         61,220         79,300         30,190         39,990
                                                    --------       --------       --------       --------
Other expense, net:
   Interest expense .........................         16,320         22,270          7,850         11,050
   Other, net ...............................          6,050          6,230          2,850          3,750
                                                    --------       --------       --------       --------
                                                      22,370         28,500         10,700         14,800
                                                    --------       --------       --------       --------
   Income before income taxes ...............         38,850         50,800         19,490         25,190
Income taxes ................................         12,050         17,780          5,860          8,820
                                                    ========       ========       ========       ========
   Net income ...............................       $ 26,800       $ 33,020       $ 13,630       $ 16,370
                                                    ========       ========       ========       ========



    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                              FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1997
                                           -------------   -------------   -------------   -------------
Net income ............................       $ 26,800        $ 33,020        $ 13,630        $ 16,370

Other comprehensive income, net of tax:
   Foreign currency translation .......         (1,880)         (2,230)         (1,330)            190
                                              --------        --------        --------        --------

Comprehensive income ..................       $ 24,920        $ 30,790        $ 12,300        $ 16,560
                                              ========        ========        ========        ========


    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                FOR THE SIX MONTHS ENDED
                                                              -----------------------------
                                                              JUNE 30, 1998   JUNE 30, 1997
                                                              -------------   -------------
OPERATING ACTIVITIES:
Net income ................................................       $ 26,800        $ 33,020
Adjustments to reconcile net income to net cash provided by
   operating activities:
        Depreciation and amortization .....................         12,700          12,770
        Fabric sample book amortization ...................          7,180           8,110
        Bad debt provision ................................          1,100           2,320
Changes in operating assets and liabilities:
   Receivables ............................................         17,280           9,350
   Inventories ............................................         11,200         (40,210)
   Prepaid expenses and other assets ......................          5,350           2,130
   Accounts payable .......................................          5,080          29,650
   Other liabilities ......................................          5,450         (12,410)
                                                                  --------        --------
         Net cash provided by operating activities ........         92,140          44,730
                                                                  --------        --------

INVESTING ACTIVITIES:
Capital expenditures ......................................        (16,720)        (17,170)
Fabric sample book expenditures ...........................         (6,060)         (6,840)
Net investments in receivables trust ......................          2,420          (2,870)
Issuance of notes receivable ..............................           (580)           --
Collection of notes receivable ............................          4,790          10,530
Other, net ................................................         (2,640)            (40)
                                                                  --------        --------
      Net cash used for investing activities ..............        (18,790)        (16,390)
                                                                  --------        --------

FINANCING ACTIVITIES:
Proceeds from long-term debt ..............................         32,000            --
Repayments of long-term debt ..............................        (74,000)        (20,040)
Net proceeds (repayments) of other debt ...................           (510)            850
Net repayments from accounts receivable transactions ......             --          (7,000)
Dividends paid ............................................        (23,340)           --
                                                                  --------        --------
      Net cash used for financing activities ..............        (65,850)        (26,190)
                                                                  --------        --------

CASH AND CASH INVESTMENTS:
Increase for the period ...................................          7,500           2,150
Balance, beginning of period ..............................          4,140          22,400
                                                                  --------        --------
Balance, end of period ....................................       $ 11,640        $ 24,550
                                                                  ========        ========



The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The Condensed Consolidated Financial Statements include the accounts of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") and its subsidiary companies as of June 30, 1998 (unaudited) and December 31, 1997, and for the six and three month periods ended June 30, 1998 and 1997 (unaudited). Intercompany accounts and transactions are eliminated. These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's report on Form 10-K for the fiscal year ended December 31, 1997. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," became effective in 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Under the provision of SFAS No. 130, the Company elected to report comprehensive income in a separate statement of comprehensive income that begins with net income. Comparative disclosures which include prior period information have been made to conform with the provisions of this Statement.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will become effective for fiscal years beginning after June 15, 1999. This Statement standardizes the disclosure requirements for derivative instruments and requires that all derivatives be recognized as assets or liabilities and measured at fair value. The Company does not believe its adoption will have a material impact on the Company's financial statements.

3.       INVENTORY

         As of June 30, 1998 and December 31, 1997, inventory balances were as follows:

                 JUNE 30, 1998      DECEMBER 31, 1997
                 -------------      -----------------
                    (UNAUDITED)
Finished goods        $225,540       $216,360
Raw materials .        200,660        216,010
Work in process         72,710         77,740
                      --------       --------
                      $498,910       $510,110
                      ========       ========

4.       LONG-TERM DEBT

         As of June 30, 1998 and December 31, 1997, the outstanding balances of long-term debt were as follows:

                              JUNE 30, 1998    DECEMBER 31, 1997
                              -------------    -----------------
                                (UNAUDITED)
Revolving credit facility        $110,000       $152,000
Senior subordinated  notes        200,000        200,000
Other borrowings .........          2,060          2,570
                                 --------       --------
                                  312,060        354,570
Less current portion .....            460          2,970
                                 --------       --------
                                 $311,600       $351,600
                                 ========       ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.      RESTRUCTURING INITIATIVES

         At the end of 1997, the Company completed an in-depth evaluation of its global manufacturing and distribution base, and recorded a $58.5 million charge to rationalize and restructure its worldwide operations, focusing principally on the Company's Universal Furniture business unit. The majority of Universal Furniture's restructuring activity is taking place in Asia, where facilities with 1.4 million square feet of manufacturing and distribution space will be eliminated by December 31, 1998, as production is consolidated into existing, lower-cost Asian facilities and as distribution facilities are rationalized. Implementation of this restructuring effort began in the first quarter of 1998. At June 30, 1998, facilities with approximately 1.0 million square feet have been eliminated.

         The following represents the Company's restructuring activities for the period indicated (in millions):

                                    ASSET      CONTRACTUAL  EMPLOYEE
                                  WRITE-DOWNS  OBLIGATIONS  SEVERANCE    OTHER       TOTAL
                                  -----------  -----------  ---------    -----       -----
Balance at December 31, 1997       $   38.1     $    9.8    $    8.8    $    1.8    $   58.5
   Non-cash items ..........          (38.1)        --          --          --         (38.1)
   Cash items ..............           --           (3.1)       (2.9)       (0.5)       (6.5)
                                   ========     ========    ========    ========    ========
Balance at June 30, 1998 ...       $   --       $    6.7    $    5.9    $    1.3    $   13.9
                                   ========     ========    ========    ========    ========


6.       GUARANTOR FINANCIAL STATEMENTS

         In connection with the issuance of its 10 7/8% Senior Subordinated Notes due 2006 (the "Notes"), the Company's domestic operating subsidiaries ("Guarantor Subsidiaries") fully and unconditionally guaranteed the Company's performance under the Notes on a joint and several basis. The Guarantor Subsidiaries are direct or indirect wholly owned subsidiaries of the Company. The remaining subsidiaries are direct or indirect subsidiaries of the Guarantor Subsidiaries. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the Notes.

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

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       NON-
                                                                    GUARANTOR       GUARANTOR
                                                    COMPANY        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                    -------        ------------    ------------     ------------      ------------

                     ASSETS
Current assets:
      Cash and cash investments ..............     $      --       $     2,900      $     8,740      $      --        $    11,640
      Trade receivables ......................            --            21,760           36,730             --             58,490
      Investment in receivables trust ........            --              --             61,590             --             61,590
      Other receivables ......................            --            11,470           16,440             --             27,910
      Inventories ............................            --           439,540           59,370             --            498,910
      Prepaid expenses .......................            --            26,130            7,260             --             33,390
      Deferred income taxes ..................            --            28,700            9,830             --             38,530
      Intercompany account ...................            --           239,180             --           (239,180)            --
                                                   -----------     -----------      -----------      -----------      -----------
           Total current assets ..............            --           769,680          199,960         (239,180)         730,460
Property and equipment, net ..................            --           270,460           72,840             --            343,300
Other assets .................................            --            45,340            1,720             --             47,060
Investments in affiliates ....................         462,310         (81,360)            --           (380,950)            --
                                                   -----------     -----------      -----------      -----------      -----------
           Total assets ......................     $   462,310     $ 1,004,120      $   274,520      $  (620,130)     $ 1,120,820
                                                   ===========     ===========      ===========      ===========      ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Long-term debt, current ................     $      --       $       190      $       270      $      --        $       460
      Accounts payable .......................            --           105,210           23,870             --            129,080
      Accrued liabilities ....................            --            88,120           44,040             --            132,160
      Intercompany account ...................            --              --            239,180         (239,180)            --
                                                   -----------     -----------      -----------      -----------      -----------
           Total current liabilities .........            --           193,520          307,360         (239,180)         261,700
Long-term debt ...............................            --           311,600             --               --            311,600
Deferred income taxes ........................            --            31,250             --               --             31,250
Other long-term liabilities ..................            --            51,930            2,030             --             53,960
                                                   -----------     -----------      -----------      -----------      -----------
           Total liabilities .................            --           588,300          309,390         (239,180)         658,510
Stockholder's equity .........................         462,310         415,820          (34,870)        (380,950)         462,310
                                                   -----------     -----------      -----------      -----------      -----------
           Total liabilities and stockholder's
              equity .........................     $   462,310     $ 1,004,120      $   274,520      $  (620,130)     $ 1,120,820
                                                   ===========     ===========      ===========      ===========      ===========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                       NON-
                                                                    GUARANTOR       GUARANTOR
                                                     COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                     -------      ------------     ------------     ------------      ------------
                     ASSETS
Current assets:
      Cash and cash investments ..............     $      --       $    (7,050)     $    11,190      $      --        $     4,140
      Trade receivables ......................            --            23,860           40,620             --             64,480
      Investment in receivables trust ........            --              --             64,010             --             64,010
      Other receivables ......................            --            30,540           10,170             --             40,710
      Inventories ............................            --           444,140           65,970             --            510,110
      Prepaid expenses .......................            --            23,170           12,270             --             35,440
      Deferred income taxes ..................            --            28,700            9,830             --             38,530
      Intercompany account ...................            --           257,070             --           (257,070)            --
                                                   -----------     -----------      -----------      -----------      -----------
           Total current assets ..............            --           800,430          214,060         (257,070)         757,420
Property and equipment, net ..................            --           265,440           71,950             --            337,390
Other assets .................................            --            54,510            1,900             --             56,410
Investments in affiliates ....................         437,390         (79,830)            --           (357,560)            --
                                                   -----------     -----------      -----------      -----------      -----------
           Total assets ......................     $   437,390     $ 1,040,550      $   287,910      $  (614,630)     $ 1,151,220
                                                   ===========     ===========      ===========      ===========      ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Long-term debt, current ................     $      --       $     2,200      $       770      $      --        $     2,970
      Accounts payable .......................            --           103,180           20,820             --            124,000
      Accrued liabilities ....................            --           102,920           47,020             --            149,940
      Intercompany account ...................            --              --            257,070         (257,070)            --
                                                   -----------     -----------      -----------      -----------      -----------
           Total current liabilities .........            --           208,300          325,680         (257,070)         276,910
Long-term debt ...............................            --           351,600             --               --            351,600
Deferred income taxes ........................            --            31,250             --               --             31,250
Other long-term liabilities ..................            --            51,890            2,180             --             54,070
                                                   -----------     -----------      -----------      -----------      -----------
           Total liabilities .................            --           643,040          327,860         (257,070)         713,830
Stockholder's equity .........................         437,390         397,510          (39,950)        (357,560)         437,390
                                                   -----------     -----------      -----------      -----------      -----------
           Total liabilities and stockholder's
              equity .........................     $   437,390     $ 1,040,550      $   287,910      $  (614,630)     $ 1,151,220
                                                   ===========     ===========      ===========      ===========      ===========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                          GUARANTOR    NON-GUARANTOR
                                            COMPANY      SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED

Net sales .............................     $    --        $ 912,060     $ 258,580      $(193,180)     $ 977,460
Cost of sales .........................          --          699,450       229,210       (193,180)       735,480
                                            ---------      ---------     ---------      ---------      ---------
   Gross profit .......................          --          212,610        29,370           --          241,980
Selling, general and administrative
   expenses ...........................          --          156,570        24,190           --          180,760
                                            ---------      ---------     ---------      ---------      ---------
   Operating profit ...................          --           56,040         5,180           --           61,220
Other (income) expense, net ...........       (26,800)        28,680        (8,140)        28,630         22,370
                                            ---------      ---------     ---------      ---------      ---------
   Income before income taxes .........        26,800         27,360        13,320        (28,630)        38,850
Income taxes ..........................          --            7,200         4,850           --           12,050
                                            ---------      ---------     ---------      ---------      ---------
    Net income ........................        26,800         20,160         8,470        (28,630)        26,800
                                            ---------      ---------     ---------      ---------      ---------

Other comprehensive income, net of tax:

    Foreign currency translation ......          --             --          (1,880)          --           (1,880)
                                            ---------      ---------     ---------      ---------      ---------
    Comprehensive income ..............     $  26,800      $  20,160     $   6,590      $ (28,630)     $  24,920
                                            =========      =========     =========      =========      =========


    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                           GUARANTOR    NON-GUARANTOR
                                            COMPANY       SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Net sales .............................     $    --        $ 877,240     $ 213,710      $(121,320)     $ 969,630
Cost of sales .........................          --          661,000       178,040       (121,320)       717,720
                                            ---------      ---------     ---------      ---------      ---------
   Gross profit .......................          --          216,240        35,670           --          251,910
Selling, general and
   administrative
   expenses ...........................          --          148,320        24,290           --          172,610
                                            ---------      ---------     ---------      ---------      ---------
   Operating profit ...................          --           67,920        11,380           --           79,300
Other (income) expense,
   net ................................       (33,020)        24,720        (4,810)        41,610         28,500
                                            ---------      ---------     ---------      ---------      ---------
   Income before income taxes .........        33,020         43,200        16,190        (41,610)        50,800
Income taxes ..........................          --           14,540         3,240           --           17,780
                                            ---------      ---------     ---------      ---------      ---------
   Net income .........................        33,020         28,660        12,950        (41,610)        33,020
                                            ---------      ---------     ---------      ---------      ---------

Other comprehensive income, net of tax:
    Foreign currency translation ......          --             --          (2,230)          --           (2,230)
                                            ---------      ---------     ---------      ---------      ---------
    Comprehensive income ..............     $  33,020      $  28,660     $  10,720      $ (41,610)     $  30,790
                                            =========      =========     =========      =========      =========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.       GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      GUARANTOR     NON-GUARANTOR
                                       COMPANY       SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       -------       ------------   ------------   ------------   ------------
NET CASH PROVIDED BY  OPERATING
   ACTIVITIES: ..................       $   --         $ 71,960        $ 20,180        $ --         $ 92,140
                                        --------       --------        --------        ------       --------
INVESTING ACTIVITIES:
Capital expenditures ............           --          (11,940)         (4,780)         --          (16,720)
Fabric sample book expenditures .           --           (6,060)           --            --           (6,060)
Net investments in receivables
   trust ........................           --             --             2,420          --            2,420
Issuance of notes receivable ....           --             (580)           --            --             (580)
Collection of notes receivable ..           --            4,790            --            --            4,790
Other, net ......................           --             (760)         (1,880)         --           (2,640)
                                        --------       --------        --------        ------       --------
      Net cash used for
        investing activities ....           --          (14,550)         (4,240)         --          (18,790)
                                        --------       --------        --------        ------       --------
FINANCING ACTIVITIES:
Proceeds from long-term debt ....           --           32,000            --            --           32,000
Repayments of long-term debt ....           --          (74,000)           --            --          (74,000)
Net repayments of other debt ....           --              (10)           (500)         --             (510)
Dividends paid ..................           --          (23,340)           --            --          (23,340)
Intercompany accounts, net ......           --           17,890         (17,890)         --             --
                                        --------       --------        --------        ------       --------
      Net cash used for
        financing activities ....           --          (47,460)        (18,390)         --          (65,850)
                                        --------       --------        --------        ------       --------
CASH AND CASH INVESTMENTS:
Increase (decrease) for the
   period .......................           --            9,950          (2,450)         --            7,500
Balance, beginning of period ....           --           (7,050)         11,190          --            4,140
                                        --------       --------        --------        ------       --------
Balance, end of period ..........       $   --         $  2,900        $  8,740        $ --         $ 11,640
                                        ========       ========        ========        ======       ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     GUARANTOR      NON-GUARANTOR
                                       COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
NET CASH PROVIDED BY OPERATING
   ACTIVITIES: ..................       $  --         $ 37,310        $  7,420        $   --          $ 44,730
                                        -------       --------        --------        --------        --------

INVESTING ACTIVITIES:
   Capital expenditures .........          --          (14,470)         (2,700)           --           (17,170)
   Fabric sample book
   expenditures .................          --           (6,840)            --             --            (6,840)
   Net investments in
   receivables trust ............          --             --            (2,870)           --            (2,870)
   Collection of notes receivable          --           10,530             --             --             10,530
   Other, net ...................          --             --               (40)           --               (40)
                                        -------       --------        --------        --------        --------
     Net cash used for investing
   activities ...................          --          (10,780)         (5,610)           --           (16,390)
                                        -------       --------        --------        --------        --------

FINANCING ACTIVITIES:
   Repayments of long-term debt .          --          (19,750)           (290)           --           (20,040)
   Net proceeds of other debt ...          --              850             --             --               850
   Net repayments from accounts
   receivable transactions ......          --             --            (7,000)           --            (7,000)
   Intercompany accounts, net ...          --             (980)            980            --              --
                                        -------       --------        --------        --------        --------
     Net cash used for financing
      activities ................          --          (19,880)         (6,310)           --           (26,190)
                                        -------       --------        --------        --------        --------

CASH AND CASH INVESTMENTS:
    Increase (decrease) for the
      period ....................          --            6,650          (4,500)           --             2,150
   Balance, beginning of period .          --            4,510          17,890            --            22,400
                                        -------       --------        --------        --------        --------
   Balance, end of period .......       $  --         $ 11,160        $ 13,390        $   --          $ 24,550
                                        =======       ========        ========        ========        ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


       COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS
                               ENDED JUNE 30, 1997

         Net sales were $977.5 million for the six months ended June 30, 1998, an increase of $7.9 million, or 0.8%, from $969.6 million for the comparable period of 1997. Net sales of fine furniture increased 1.5% to $846.9 million for the six months ended June 30, 1998 from $834.4 million for the comparable period of 1997. Fine furniture orders for the six months ended June 30, 1998 increased 8.8% over the comparable period of 1997, reflecting strong industry demand. However, the Company's net sales of fine furniture were handicapped by a ramp-up in the implementation of its reengineering efforts. Net sales of decorative home furnishing fabrics decreased 3.4% to $130.6 million for the six months ended June 30, 1998 from $135.2 million for the comparable period of 1997. Decorative home furnishing fabric sales were lost due to shipping delays incurred during the implementation of a new computer system at The Robert Allen Group. Now that this computer system has been successfully implemented, 24-hour order-to-ship schedules are being achieved.

         Gross profit was $242.0 million for the six months ended June 30, 1998, a decrease of $9.9 million, or 3.9%, from $251.9 million for the comparable period of 1997. Gross profit margins decreased to 24.8% for the six months ended June 30, 1998 from 26.0% for the comparable period of 1997. This decline in gross profit margin was primarily attributable to transition costs related to the Company's restructuring and reengineering initiatives associated with implementation of "Pull" manufacturing processes. This decline was also due to temporary production inefficiencies, increased overhead expenses associated with the successful introduction of an unusually large number of new products, inventory reduction programs and the costs related to the computer system implementation at The Robert Allen Group. The Company is reengineering its manufacturing processes in order to reduce order-to-ship cycles, improve product quality and value, reduce inventories and broadly improve the Company's responsiveness to customers and consumers. Gross profit is expected to be unfavorably impacted, although at a reduced rate, through the next several quarters as additional costs continue as a result of these restructuring and reengineering initiatives.

         Selling, general and administrative expenses were $180.8 million for the six months ended June 30, 1998, an increase of $8.2 million, or 4.8%, from $172.6 million for the comparable period of 1997. As a percentage of net sales, selling, general and administrative expenses increased to 18.5% for the six months ended June 30, 1998 from 17.8% for the comparable period of 1997. Selling expense was 11.3% of net sales as compared to 11.1% for 1997, and general and administrative expenses were 7.2% of net sales compared to 6.7% in 1997. The increase in selling expenses reflects increased spending on sales catalogs and other promotional material. General and administrative expenses increased due to higher consulting fees and other administrative costs.

         Operating profit was $61.2 million for the six months ended June 30, 1998, a decrease of $18.1 million, or 22.8%, from $79.3 million for the comparable period of 1997. As a percentage of net sales, operating profit decreased to 6.3% for the six months ended June 30, 1998 from 8.2% for the comparable period of 1997. The decline in operating profit is directly attributable to the ramp-up of the restructuring and reengineering initiatives, which necessarily caused some disruption at certain plants and resulted in additional costs. In addition, the Company incurred costs related to the computer system implementation at The Robert Allen Group. Operating profit is expected to be unfavorably impacted, although at a reduced rate, through the next several quarters as additional costs continue as a result of these restructuring and reengineering initiatives.

         Exclusive of transition costs related to the Company's restructuring and reengineering initiatives and costs related to the computer system implementation at the Robert Allen Group, adjusted or "core" operating profit was $81.7 million, and increase of $2.4 million, or 3.0%, as compared to the six months ended June 30, 1997.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Interest expense was $16.3 million for the six months ended June 30, 1998, a decrease of $6.0 million, or 26.9%, from the comparable period of 1997. This decrease was a result of lower average debt outstanding during the six months ended June 30, 1998 and reduced interest rates obtained when the Company refinanced its credit facility in August 1997.

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS
                               ENDED JUNE 30, 1997

         Net sales were $479.3 million for the three months ended June 30, 1998, essentially flat from $479.4 million for the comparable period of 1997. Net sales of fine furniture decreased 0.1% to $410.8 million for the three months ended June 30, 1998 from $411.4 million for the comparable period of 1997. Net sales of fine furniture were handicapped by the continued implementation of the Company's reengineering efforts. Net sales of decorative home furnishing fabrics increased 0.7% to $68.5 million for the three months ended June 30, 1998 from $68.0 million for the comparable period of 1997. Decorative home furnishing fabric sales rebounded in the second quarter as The Robert Allen Group's computer system had been successfully implemented, allowing the resumption of 24-hour order-to-ship schedules.

         Gross profit was $121.1 million for the three months ended June 30, 1998, a decrease of $5.1 million, or 4.0%, from $126.2 million for the comparable period of 1997. Gross profit margins decreased to 25.3% for the three months ended June 30, 1998 from 26.3% for the comparable period of 1997. This decline in gross profit margin was primarily attributable to transition costs related to the Company's restructuring and reengineering initiatives associated with implementation of "Pull" manufacturing processes. This decline was also due to temporary production inefficiencies, increased overhead expenses associated with the successful introduction of an unusually large number of new products and inventory reduction programs. The Company is reengineering its manufacturing processes in order to reduce order-to-ship cycles, improve product quality and value, reduce inventories and broadly improve the Company's responsiveness to customers and consumers.

         Selling, general and administrative expenses were $90.9 million for the three months ended June 30, 1998, an increase of $4.7 million, or 5.5%, from $86.2 million for the comparable period of 1997. As a percentage of net sales, selling, general and administrative expenses increased to 19.0% for the three months ended June 30, 1998 from 18.0% for the comparable period of 1997. Selling expense was 11.6% of net sales as compared to 11.4% for 1997, and general and administrative expenses were 7.4% of net sales compared to 6.6% in 1997. The increase in selling expenses reflects increased spending on sales catalogs and other promotional material. General and administrative expenses increased due to high consulting fees and other administrative costs.

         Operating profit was $30.2 million for the three months ended June 30, 1998, a decrease of $9.8 million, or 24.5%, from $40.0 million for the comparable period of 1997. As a percentage of net sales, operating profit decreased to 6.3% for the three months ended June 30, 1998 from 8.3% for the comparable period of 1997.

         Exclusive of transition costs related to the Company's restructuring and reengineering initiatives, adjusted or "core" operating profit was $39.2 million, a decrease of $0.8 million, or 2.0%, as compared to the three months ended June 30, 1997.

         Interest expense was $7.9 million for the three months ended June 30, 1998, a decrease of $3.2 million, or 28.8%, from the comparable period of 1997. This decrease was a result of lower average debt outstanding during the three months ended June 30, 1998 and reduced interest rates obtained when the Company refinanced its credit facility in August 1997.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            RESTRUCTURING INITIATIVES

         At the end of 1997, the Company completed an in-depth evaluation of its global manufacturing and distribution base, and recorded a $58.5 million charge to rationalize and restructure its worldwide operations, focusing principally on the Company's Universal Furniture business unit. The majority of Universal Furniture's restructuring activity is taking place in Asia, where facilities with 1.4 million square feet of manufacturing and distribution space will be eliminated by December 31, 1998, as production is consolidated into existing, lower-cost Asian facilities and as distribution facilities are rationalized. Implementation of this restructuring effort began in the first quarter of 1998. At June 30, 1998, facilities with approximately 1.0 million square feet have been eliminated.

         The following represents the Company's restructuring activities for the period indicated (in millions):

                                   ASSET      CONTRACTUAL   EMPLOYEE
                                 WRITE-DOWNS  OBLIGATIONS   SEVERANCE    OTHER       TOTAL
                                 -----------  -----------   ---------    -----       -----
Balance at December 31, 1997       $  38.1       $ 9.8       $ 8.8       $ 1.8       $58.5
   Non-cash items ..........         (38.1)       --          --          --         (38.1)
   Cash items ..............          --          (0.1)       (2.0)       (0.8)       (2.9)
                                   =======       =====       =====       =====       =====
Balance at June 30, 1998 ...       $--           $ 9.7       $ 6.8       $ 1.0       $17.5
                                   =======       =====       =====       =====       =====


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise primarily from debt service, working capital needs and the funding of capital expenditures. The Company's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under its current $400.0 million senior secured revolving credit facility.

         During the six months ended June 30, 1998, net cash from operating activities totaled $92.1 million, net cash used for investing activities totaled $18.8 million, and net cash used for financing activities totaled $65.9 million. A $23.3 million cash dividend to Furnishings International Inc. ("FII", the Company's parent) was paid during January 1998.

         Capital expenditures totaled $16.7 million for the six months ended June 30, 1998, a decrease of $0.5 million from the comparable period of 1997. Fabric sample book expenditures totaled $6.1 million for the six months ended June 30, 1998, a decrease of $0.7 million over the comparable period of 1997.

         LifeStyle made net principal payments on its long-term debt of $42.5 million during the six months ended June 30, 1998. Total long-term debt decreased to $312.1 million as of June 30, 1998 as compared to $354.6 million at December 31, 1997. As of August 12, 1998, the Company had borrowed an additional $26 million under its revolving credit facility.

         On July 7, 1998, FII filed a Form S-1 with the Securities and Exchange Commission related to an initial public offering for up to $460 million in common stock. Concurrently with the initial public offering, the Company will be merged with and into FII, which will change its name to LifeStyle Furnishings International Ltd. In addition, the Company has commenced a cash tender offer and consent solicitation to acquire all of its outstanding $200 million 10 7/8% senior subordinated notes (the "Subordinated Notes") due 2006. The cash tender offer will be paid using borrowings available under the revolving credit facility. In connection with the tender offer, the Company expects to incur an extraordinary charge for the early extinguishment of debt in the third quarter of 1998. In connection with the cash tender offer, the Company is also soliciting consents to adopt amendments to the indenture under which the Subordinated Notes were issued to eliminate substantially all of the covenants and restrictive provisions in the indenture governing the Subordinated Notes.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUES

         Year 2000 issues are the result of computer programs that were written using two digits rather than four to defined the applicable year. For example, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other material adverse consequences, a temporary inability to process transactions or engage in similar normal business activities.

         Each of the Company's subsidiaries is evaluating its computerized systems on an internal basis, and is making corrective plans where required. Such evaluations are designed to cover all financial and operational systems and the Company has begun to make the necessary changes. The Company has hired a Year 2000 Project Director who is charged with Year 2000 planning and remediation and has established a committee comprised of senior managers to review our Year 2000 implementation strategy and to oversee Year 2000 compliance measures. The Company has also contracted with a computer systems consulting firm to conduct a review of all of the Company's computer systems and to issue a report on the necessary compliance measures. In order to determine the effect on the Company if a supplier or customer failed to resolve its own Year 2000 issues, the Company is communicating with its suppliers and customers about the compliance of their own systems. The Company cannot be sure that the failure of a customer or supplier to be Year 2000 will not have a material adverse effect on the Company's own business. The Company intends to complete the final assessment and development of the corrective action plans during 1998 and 1999. The Company currently anticipates that the development and implementation of Year 2000 compliance measures will cost approximately $5 million. In addition, during 1997, the Company began implementing a company-wide, Oracle-based software platform that is designed to be Year 2000 compliant.

                           PART II. OTHER INFORMATION

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

   Items 1, 2, 3, 4, and 5 are not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

    EXHIBIT
    NUMBER               DESCRIPTION OF EXHIBITS
--------------------    -------------------------------------

      27+                Financial Data Schedule




         (b) No reports on Form 8-K were filed by the registrant during the three months ended June 30, 1998.

-----------

+ Filed herewith

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


Date:  August 14, 1998     BY: /s/ RONALD J. HOFFMAN

                           Ronald J. Hoffman
                           Vice President, Chief Financial Officer and Treasurer
                          (Chief Financial Officer and Authorized Signatory)

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                  EXHIBIT INDEX




        EXHIBIT
        NUMBER                       DESCRIPTION OF EXHIBITS
------------------------     --------------------------------------------------

          27+                Financial Data Schedule



-----------

+ Filed herewith