Form 10-Q
period 1998-09-20
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1998-11-09
CIK 1022108

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998            Commission File Number 333-11905

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

100 shares of Common Stock, par value $.01 per share, as of September 30, 1998.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
Part I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - September 30, 1998
           (unaudited) and December 31, 1997.....................................    1

           Condensed Consolidated Statements of Operations for the nine months
           and three months ended September 30, 1998 and 1997 (unaudited)........    2

           Condensed Consolidated Statements of Comprehensive Income for the
           nine months and three months ended September 30, 1998 and 1997
           (unaudited)...........................................................    3

           Condensed Consolidated Statements of Cash Flows for the nine months
           and three months ended September 30, 1998 and 1997 (unaudited)........    4

           Notes to Condensed Consolidated Financial Statements..................   5-11

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................   12-15

Part II    Other Information

           Exhibits and Reports on Form 8-K......................................    16

           Signature Page........................................................    17

           Exhibit Index.........................................................    18

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                  SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                  ------------------   -----------------
                                                                     (UNAUDITED)
                               ASSETS
Current assets:
      Cash and cash investments ...............................       $    13,370        $     4,140
      Trade receivables .......................................            63,800             64,480
      Investment in receivables trust .........................            71,770             64,010
      Other receivables .......................................            31,400             40,710
      Inventories .............................................           499,430            510,110
      Prepaid expenses ........................................            43,980             35,440
      Deferred income taxes ...................................            38,530             38,530
                                                                      -----------        -----------
        Total current assets ..................................           762,280            757,420

Property and equipment, net ...................................           344,770            337,390
Other assets ..................................................            43,420             56,410
                                                                      -----------        -----------
        Total assets ..........................................       $ 1,150,470        $ 1,151,220
                                                                      ===========        ===========

                LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

      Long-term debt, current .................................       $     8,240        $     2,970
      Accounts payable ........................................           142,020            124,000
      Accrued liabilities .....................................           123,500            149,940
                                                                      -----------        -----------
        Total current liabilities .............................           273,760            276,910

Long-term debt ................................................           311,610            351,600
Deferred income taxes .........................................            31,250             31,250
Other long-term liabilities ...................................            51,270             54,070
                                                                      -----------        -----------
          Total liabilities ...................................           667,890            713,830
                                                                      -----------        -----------

Stockholder's equity:

     Common stock, $.01 par value, 3,000 shares authorized, 100
          shares issued and outstanding .......................                --                 --
        Additional paid-in capital ............................           421,050            421,050
        Retained earnings .....................................            73,450             25,510
        Foreign currency translation ..........................           (11,920)            (9,170)
                                                                      -----------        -----------
        Total stockholder's equity ............................           482,580            437,390
                                                                      -----------        -----------
        Total liabilities and stockholder's equity ............       $ 1,150,470        $ 1,151,220
                                                                      ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                         ---------------------------------    --------------------------------
                                                         SEPT. 30, 1998     SEPT. 30, 1997    SEPT. 30, 1998    SEPT. 30, 1997
                                                         --------------     --------------    --------------    --------------
Net sales ..........................................       $ 1,468,440       $ 1,450,870        $   490,980       $   481,240
Cost of sales ......................................         1,104,370         1,075,610            368,890           357,890
                                                           -----------       -----------        -----------       -----------
   Gross profit ....................................           364,070           375,260            122,090           123,350
Selling, general and administrative  expenses ......           266,190           259,500             85,430            86,890
                                                           -----------       -----------        -----------       -----------
   Operating profit ................................            97,880           115,760             36,660            36,460
                                                           -----------       -----------        -----------       -----------
Other expense, net:

   Interest expense ................................            24,090            32,800              7,770            10,530
   Other, net ......................................             7,880            10,830              1,830             4,600
                                                           -----------       -----------        -----------       -----------

                                                                31,970            43,630              9,600            15,130
                                                           -----------       -----------        -----------       -----------
   Income before income taxes and extraordinary item            65,910            72,130             27,060            21,330
Income taxes .......................................            17,970            24,160              5,920             6,380
                                                           -----------       -----------        -----------       -----------
   Income before extraordinary item ................            47,940            47,970             21,140            14,950
Extraordinary item - loss on early extinguishment of
   debt (net of income taxes of $7,750) ............                --           (11,620)                --           (11,620)
                                                           -----------       -----------        -----------       -----------
Net income .........................................       $    47,940       $    36,350        $    21,140       $     3,330
                                                           ===========       ===========        ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    FOR THE NINE MONTHS ENDED                 FOR THE THREE MONTHS ENDED
                                                 ----------------------------------       -----------------------------------
                                                 SEPT. 30, 1998      SEPT. 30, 1997       SEPT. 30, 1998       SEPT. 30, 1997
                                                 --------------      --------------       --------------       --------------
Net income ............................            $ 47,940             $ 36,350             $ 21,140             $  3,330

Other comprehensive income, net of tax:
   Foreign currency translation .......              (2,750)              (4,350)                (870)              (2,120)
                                                   --------             --------             --------             --------

Comprehensive income ..................            $ 45,190             $ 32,000             $ 20,270             $  1,210
                                                   ========             ========             ========             ========


    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                  ----------------------------------------
                                                                  SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                                  ------------------    ------------------
OPERATING ACTIVITIES:

Net income ................................................            $  47,940             $  36,350
Adjustments to reconcile net income to net cash provided by
   operating activities:

        Depreciation and amortization .....................               19,150                18,980
        Fabric sample book amortization ...................               10,180                11,680
        Bad debt provision ................................                2,120                 5,370
        Extraordinary loss on early extinguishment of debt                    --                11,620
Changes in operating assets and liabilities:

   Receivables ............................................                7,360                 6,430
   Inventories ............................................               10,680               (38,610)
   Prepaid expenses and other assets ......................               (1,680)               (4,240)
   Accounts payable .......................................               18,020                33,120
   Other liabilities ......................................               (5,920)              (10,130)
                                                                       ---------             ---------
         Net cash provided by operating activities ........              107,850                70,570
                                                                       ---------             ---------

INVESTING ACTIVITIES:

Capital expenditures ......................................              (29,270)              (23,920)
Fabric sample book expenditures ...........................              (11,090)              (10,160)
Net investments in receivables trust ......................               (7,760)               (8,780)
Issuance of notes receivable ..............................                 (580)               (2,950)
Collection of notes receivable ............................                6,460                11,370
Other, net ................................................                1,680                (2,280)
                                                                       ---------             ---------
      Net cash used for investing activities ..............              (40,560)              (36,720)
                                                                       ---------             ---------

FINANCING ACTIVITIES:

Proceeds from long-term debt ..............................               47,500               234,000
Repayments of long-term debt ..............................              (85,000)             (261,000)
Net proceeds of other debt ................................                2,780                   410
Net repayments from accounts receivable transactions ......                   --               (17,000)
Deferred financing costs ..................................                   --                  (790)
Dividends paid ............................................              (23,340)                   --
                                                                       ---------             ---------
      Net cash used for financing activities ..............              (58,060)              (44,380)
                                                                       ---------             ---------

CASH AND CASH INVESTMENTS:

Increase (decrease) for the period ........................                9,230               (10,530)
Balance, beginning of period ..............................                4,140                22,400
                                                                       ---------             ---------
Balance, end of period ....................................            $  13,370             $  11,870
                                                                       =========             =========


    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The Condensed Consolidated Financial Statements include the accounts of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. (the "Company") and its subsidiary companies as of September 30, 1998 (unaudited) and December 31, 1997, and for the nine and three month periods ended September 30, 1998 and 1997 (unaudited). Intercompany accounts and transactions are eliminated. These Condensed Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's report on Form 10-K for the fiscal year ended December 31, 1997. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards No. 129 ("SFAS No. 129"), "Disclosure of Information about Capital Structure," will become effective in 1998 and will not have a material effect on the information currently reported by the Company. The Company will adopt the provisions of SFAS No. 129 effective December 31, 1998.

      SFAS No. 130, "Reporting Comprehensive Income," became effective in 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Under the provision of SFAS No. 130, the Company elected to report comprehensive income in a separate statement of comprehensive income that begins with net income. Comparative disclosures which include prior period information have been made to conform with the provisions of this Statement.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will become effective in 1998. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that the Company report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluation segment performance and deciding how to allocate resources to segments. Comparative disclosures which include prior period information will be restated to conform with the provisions of this Statement. The Company will adopt the provisions of SFAS No. 131 effective December 31, 1998.

      SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," will become effective in 1998. This statement standardizes the disclosure requirements for pension and postretirement benefits and will require changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures which include prior period information will be restated to conform with the provisions of this Statement. The Company will adopt the provisions of SFAS No. 132 effective December 31, 1998.

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

3.    INVENTORY

      As of September 30, 1998 and December 31, 1997, inventory balances were as follows:

                                               SEPTEMBER                DECEMBER
                                               30, 1998                 31, 1997
                                               --------                 --------
                                             (UNAUDITED)
Finished goods ...............                 $226,300                 $216,360
Raw materials ................                  200,480                  216,010
Work in process ..............                   72,650                   77,740
                                               --------                 --------
                                               $499,430                 $510,110
                                               ========                 ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    LONG-TERM DEBT

      As of September 30, 1998 and December 31, 1997, the outstanding balances of long-term debt were as follows:

                                                  SEPTEMBER             DECEMBER
                                                  30, 1998              31, 1997
                                                  --------              --------
                                                (UNAUDITED)
Revolving credit facility ..........              $114,500              $152,000
Senior subordinated  notes .........               200,000               200,000
Other borrowings ...................                 5,350                 2,570
                                                  --------              --------
                                                   319,850               354,570

Less current portion ...............                 8,240                 2,970
                                                  --------              --------
                                                  $311,610              $351,600
                                                  ========              ========

5.      RESTRUCTURING INITIATIVES

      At the end of 1997, the Company completed an in-depth evaluation of its global manufacturing and distribution base, and recorded a $58.5 million charge to rationalize and restructure its worldwide operations, focusing principally on the Company's Universal Furniture business unit. The majority of Universal Furniture's restructuring activity is taking place in Asia, where facilities with 1.3 million square feet of manufacturing and distribution space have been eliminated as production has been consolidated into existing, lower-cost Asian facilities. Implementation of this restructuring effort began in the first quarter of 1998. As a result of the restructuring, significant non-recurring costs are being incurred to sever lease obligations, provide for employee severance, and provide for the impairment of inventory and property and equipment. The restructuring initiatives include a reduction in workforce, eliminating approximately 3,000 positions. The positions eliminated consist primarily of production and supervisory personnel.

      The activities discontinued consist of furniture and component parts manufacturing plants that supply other manufacturing operations. The activities previously performed at these facilities have been shifted to other facilities where existing production capacity can be more efficiently utilized. As such, the operations discontinued do not have separately identifiable revenues or operating income.

      The following represents the Company's restructuring activities for the periods indicated (in millions):

                                               ASSET           CONTRACTUAL       EMPLOYEE
                                             WRITE-DOWNS       OBLIGATIONS       SEVERANCE          OTHER            TOTAL
                                             ------------      ------------      -----------        -------          -----
      Balance at December 31, 1997 ..            $38.1             $ 9.8            $ 8.8            $ 1.8            $58.5
         Non-cash items .............            (38.1)               --               --               --            (38.1)
         Cash items .................               --              (6.1)            (8.2)            (1.8)           (16.1)
                                                 -----             -----            -----            -----            -----
      Balance at September 30, 1998 .            $  --             $ 3.7            $ 0.6            $  --            $ 4.3
                                                 =====             =====            =====            =====            =====

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

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1998

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NON-
                                                                     GUARANTOR         GUARANTOR
                                                    COMPANY       SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                    -------       ------------      ------------      ------------      ------------
                     ASSETS

Current assets:

      Cash and cash investments ..............    $        --      $     2,120       $    11,250       $        --       $    13,370
      Trade receivables ......................             --           18,280            45,520                --            63,800
      Investment in receivables trust ........             --               --            71,770                --            71,770
      Other receivables ......................             --           17,520            13,880                --            31,400
      Inventories ............................             --          438,400            61,030                --           499,430
      Prepaid expenses .......................             --           37,150             6,830                --            43,980
      Deferred income taxes ..................             --           28,700             9,830                --            38,530
      Intercompany account ...................             --          232,610                --          (232,610)               --
                                                  -----------      -----------       -----------       -----------       -----------
           Total current assets ..............             --          774,780           220,110          (232,610)          762,280
Property and equipment, net ..................             --          270,910            73,860                --           344,770
Other assets .................................             --           41,790             1,630                --            43,420
Investments in affiliates ....................        482,580          (56,500)               --          (426,080)               --
                                                  -----------      -----------       -----------       -----------       -----------
           Total assets ......................    $   482,580      $ 1,030,980       $   295,600       $  (658,690)      $ 1,150,470
                                                  ===========      ===========       ===========       ===========       ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

      Long-term debt, current ................    $        --      $     4,680       $     3,560       $        --       $     8,240
      Accounts payable .......................             --          114,560            27,460                --           142,020
      Accrued liabilities ....................             --           86,350            37,150                --           123,500
      Intercompany account ...................             --               --           232,610          (232,610)               --
                                                  -----------      -----------       -----------       -----------       -----------
           Total current liabilities .........             --          205,590           300,780          (232,610)          273,760
Long-term debt ...............................             --          311,610                --                --           311,610
Deferred income taxes ........................             --           31,250                --                --            31,250
Other long-term liabilities ..................             --           49,300             1,970                --            51,270
                                                  -----------      -----------       -----------       -----------       -----------
           Total liabilities .................             --          597,750           302,750          (238,820)          667,890
Stockholder's equity .........................        482,580          433,230            (7,150)         (426,080)          482,580
                                                  -----------      -----------       -----------       -----------       -----------
           Total liabilities and stockholder's
              equity .........................    $   482,580      $ 1,030,980       $   295,600       $  (658,690)      $ 1,150,470
                                                  ===========      ===========       ===========       ===========       ===========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                     NON-
                                                                  GUARANTOR       GUARANTOR
                                                    COMPANY      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                    -------      ------------     ------------    ------------     ------------
                     ASSETS

Current assets:


      Cash and cash investments ..............      $     --      $    (7,050)      $  11,190       $      --       $    4,140
      Trade receivables ......................            --           23,860          40,620              --           64,480
      Investment in receivables trust ........            --               --          64,010              --           64,010
      Other receivables ......................            --           30,540          10,170              --           40,710
      Inventories ............................            --          444,140          65,970              --          510,110
      Prepaid expenses .......................            --           23,170          12,270              --           35,440
      Deferred income taxes ..................            --           28,700           9,830              --           38,530
      Intercompany account ...................            --          257,070              --        (257,070)              --
                                                    --------      -----------       ---------       ---------       ----------
           Total current assets ..............            --          800,430         214,060        (257,070)         757,420
Property and equipment, net ..................            --          265,440          71,950              --          337,390
Other assets .................................            --           54,510           1,900              --           56,410
Investments in affiliates ....................       437,390          (79,830)             --        (357,560)              --
                                                    --------      -----------       ---------       ---------       ----------
           Total assets ......................      $437,390      $ 1,040,550       $ 287,910       $(614,630)      $1,151,220
                                                    ========      ===========       =========       =========       ==========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:

      Long-term debt, current ................      $     --      $     2,200       $     770       $      --       $    2,970
      Accounts payable .......................            --          103,180          20,820              --          124,000
      Accrued liabilities ....................            --          102,920          47,020              --          149,940
      Intercompany account ...................            --               --         257,070        (257,070)              --
                                                    --------      -----------       ---------       ---------       ----------
           Total current liabilities .........            --          208,300         325,680        (257,070)         276,910
Long-term debt ...............................            --          351,600              --              --          351,600
Deferred income taxes ........................            --           31,250              --              --           31,250
Other long-term liabilities ..................            --           51,890           2,180              --           54,070
                                                    --------      -----------       ---------       ---------       ----------
           Total liabilities .................            --          643,040         327,860        (257,070)         713,830
Stockholder's equity .........................       437,390          397,510         (39,950)       (357,560)         437,390
                                                    --------      -----------       ---------       ---------       ----------
           Total liabilities and stockholder's
              equity .........................      $437,390      $ 1,040,550       $ 287,910       $(614,630)      $1,151,220
                                                    ========      ===========       =========       =========       ==========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            GUARANTOR     NON-GUARANTOR
                                             COMPANY       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                             -------       ------------   ------------    ------------     ------------
Net sales .............................      $     --       $1,364,460      $ 404,310       $(300,330)      $ 1,468,440
Cost of sales .........................            --        1,048,460        350,660        (294,750)        1,104,370
                                             --------       ----------      ---------       ---------       -----------
   Gross profit .......................            --          316,000         53,650          (5,580)          364,070
Selling, general and administrative
   expenses ...........................            --          231,990         34,200              --           266,190
                                             --------       ----------      ---------       ---------       -----------
   Operating profit ...................            --           84,010         19,450          (5,580)           97,880
Other (income) expense, net ...........       (53,520)          28,890        (11,430)         68,030            31,970
                                             --------       ----------      ---------       ---------       -----------
   Income before income taxes .........        53,520           55,120         30,880         (73,610)           65,910
Income taxes ..........................            --           11,100          6,870              --            17,970
                                             --------       ----------      ---------       ---------       -----------
    Net income ........................        53,520           44,020         24,010         (73,610)           47,940
                                             --------       ----------      ---------       ---------       -----------

Other comprehensive income, net of tax:

    Foreign currency translation ......            --               --         (2,750)             --            (2,750)
                                             --------       ----------      ---------       ---------       -----------
    Comprehensive income ..............      $ 53,520       $   44,020      $  21,260       $ (73,610)      $    45,190
                                             ========       ==========      =========       =========       ===========


    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 GUARANTOR     NON-GUARANTOR
                                               COMPANY         SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                               -------         ------------     ------------     ------------       ------------
Net sales ..............................       $     --        $ 1,311,380        $ 327,140        $(187,650)       $ 1,450,870
Cost of sales ..........................             --            989,600          273,660         (187,650)         1,075,610
                                               --------        -----------        ---------        ---------        -----------
   Gross profit ........................             --            321,780           53,480               --            375,260
Selling, general and
   administrative expenses .............             --            222,730           36,770               --            259,500
                                               --------        -----------        ---------        ---------        -----------
   Operating profit ....................             --             99,050           16,710               --            115,760
Other (income) expense, net ............        (47,970)            45,800           (2,470)          48,270             43,630
                                               --------        -----------        ---------        ---------        -----------
   Income (loss) before income
      taxes and extraordinary item .....         47,970             53,250           19,180          (48,270)            72,130

Income taxes ...........................             --             20,230            3,930               --             24,160
                                               --------        -----------        ---------        ---------        -----------
   Income (loss) before
      extraordinary item ...............         47,970             33,020           15,250          (48,270)            47,970

Extraordinary item-loss on early
   Extinguishment of debt (net of income
   taxes of $7,750) ....................             --            (11,620)              --               --            (11,620)
                                               --------        -----------        ---------        ---------        -----------
Net income (loss) ......................         47,970             21,400           15,250          (48,270)            36,350
                                               --------        -----------        ---------        ---------        -----------

Other comprehensive income, net of tax:

    Foreign currency translation .......             --                 --           (4,350)              --             (4,350)
                                               --------        -----------        ---------        ---------        -----------
    Comprehensive income ...............       $ 47,970        $    21,400        $  10,900        $ (48,270)       $    32,000
                                               ========        ===========        =========        =========        ===========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    GUARANTOR     NON-GUARANTOR
                                        COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        -------    ------------    ------------    ------------    ------------
NET CASH PROVIDED BY  OPERATING
   ACTIVITIES: ........................ $     --      $ 75,110        $ 32,740        $     --       $ 107,850
                                        --------      --------        --------        --------       ---------
INVESTING ACTIVITIES:

Capital expenditures ..................       --       (22,560)         (6,710)             --         (29,270)
Fabric sample book expenditures .......       --       (11,090)             --              --         (11,090)
Net investments in receivables trust ..       --            --          (7,760)             --          (7,760)


Issuance of notes receivable ..........       --          (580)             --              --            (580)
Collection of notes receivable ........       --         6,460              --              --           6,460
Other, net ............................       --         4,430          (2,750)             --           1,680
                                        --------      --------        --------        --------       ---------
      Net cash used for
        investing activities ..........       --       (23,340)        (17,220)             --         (40,560)
                                        --------      --------        --------        --------       ---------
FINANCING ACTIVITIES:

Proceeds from long-term debt ..........       --        47,500              --              --          47,500
Repayments of long-term debt ..........       --       (85,000)             --              --         (85,000)
Net proceeds (repayments) of
   other debt..........................       --           (10)          2,790              --           2,780

Dividends paid ........................       --       (23,340)             --              --         (23,340)
Intercompany accounts, net ............       --        18,250         (18,250)             --              --
                                        --------      --------        --------        --------       ---------
      Net cash used for
        financing activities ..........       --       (42,600)        (15,460)             --         (58,060)
                                        --------      --------        --------        --------       ---------
CASH AND CASH INVESTMENTS:

Increase for the period ...............       --         9,170              60              --           9,230
Balance, beginning of period ..........       --        (7,050)         11,190              --           4,140
                                        --------      --------        --------        --------       ---------
Balance, end of period ................ $      -      $  2,120        $ 11,250        $      -       $  13,370
                                        ========      ========        ========        ========       =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     GUARANTOR      NON-GUARANTOR
                                        COMPANY     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                        -------     ------------     ------------   ------------     ------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES: ........................ $    --       $  40,470        $ 30,100        $     --        $  70,570
                                        -------       ---------        --------        --------        ---------

INVESTING ACTIVITIES:

   Capital expenditures ...............      --         (20,950)         (2,970)             --          (23,920)
   Fabric sample book expenditures ....      --         (10,160)             --              --          (10,160)
   Net investments in receivables
      trust ..........................       --              --          (8,780)             --           (8,780)
   Issuance of notes receivable .......      --          (2,950)             --              --           (2,950)
   Collection of notes receivable            --          11,370              --              --           11,370
   Other, net .........................      --           1,570          (3,850)             --           (2,280)
                                         -------       ---------        --------        --------        ---------
   Net cash used for investing
     activities .......................      --         (21,120)        (15,600)             --          (36,720)
                                         -------       ---------        --------        --------        ---------

FINANCING ACTIVITIES:

   Proceeds from long-term debt .......      --         234,000              --              --          234,000
   Repayments of long-term debt .......      --        (261,000)             --              --         (261,000)
   Net proceeds (repayments) of
     other debt .......................      --             930            (520)             --              410

   Net repayments from accounts
      receivable transactions .........      --               --        (17,000)             --         (17,000)

   Deferred financing costs ...........      --            (790)             --              --             (790)
   Intercompany accounts, net .........      --           1,440          (1,440)             --               --
                                        -------       ---------        --------        --------        ---------
   Net cash used for financing
      activities ......................      --         (25,420)        (18,960)             --          (44,380)
                                        -------       ---------        --------        --------        ---------

CASH AND CASH INVESTMENTS:

Decrease for the period ...............      --          (6,070)         (4,460)             --          (10,530)
Balance, beginning of period ..........      --           4,510          17,890              --           22,400
                                        -------       ---------        --------        --------        ---------
Balance, end of period ................ $    --       $  (1,560)       $ 13,430        $     --        $  11,870
                                        =======       =========        ========        ========        =========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1997

      Net sales were $1,468.4 million for the nine months ended September 30, 1998, an increase of $17.5 million, or 1.2%, from $1,450.9 million for the comparable period of 1997. Net sales of fine furniture increased 2.1% to $1,276.6 million for the nine months ended September 30, 1998 from $1,250.7 million for the comparable period of 1997. The Company's net sales of fine furniture, while increasing over the comparable period of 1997, were negatively impacted as the implementation of planned restructuring, reengineering and logistics initiatives combined to temporarily limit product availability. Net sales of decorative home furnishing fabrics decreased 4.2% to $191.8 million for the nine months ended September 30, 1998 from $200.2 million for the comparable period of 1997. Decorative home furnishing fabric sales were lost due to shipping delays incurred during the implementation of a more sophisticated computer system at The Robert Allen Group. This computer system is now on-line and 24-hour order-to-ship performance with additional functionality is being achieved.

      Gross profit was $364.1 million for the nine months ended September 30, 1998, a decrease of $11.2 million, or 3.0%, from $375.3 million for the comparable period of 1997. Gross profit margins decreased to 24.8% for the nine months ended September 30, 1998 from 25.9% for the comparable period of 1997. Gross profit margins were negatively impacted by transition costs related to the Company's restructuring and reengineering initiatives associated with implementation of "Pull" manufacturing processes, as well as temporary production inefficiencies, increased overhead expenses associated with the successful introduction of an unusually large number of new products, inventory reduction programs and the costs related to the computer system implementation at The Robert Allen Group. The Company is reengineering its manufacturing processes in order to reduce order-to-ship cycles, improve product quality and value, reduce inventories and broadly improve the Company's responsiveness to customers and consumers. Gross profit is expected to be unfavorably impacted, although at a reduced rate, through the next several quarters as additional costs continue in support of these restructuring and reengineering initiatives.

      Selling, general and administrative expenses were $266.2 million for the nine months ended September 30, 1998, an increase of $6.7 million, or 2.6%, from $259.5 million for the comparable period of 1997. As a percentage of net sales, selling, general and administrative expenses increased to 18.1% for the nine months ended September 30, 1998 from 17.9% for the comparable period of 1997. Selling expense was 11.0% of net sales as compared to 11.1% for 1997, and general and administrative expenses were 7.1% of net sales compared to 6.8% in 1997. General and administrative expenses increased due to higher consulting fees and other administrative costs.

      Operating profit was $97.9 million for the nine months ended September 30, 1998, a decrease of $17.9 million, or 15.5%, from $115.8 million for the comparable period of 1997. As a percentage of net sales, operating profit decreased to 6.7% for the nine months ended September 30, 1998 from 8.0% for the comparable period of 1997. The decline in operating profit is directly attributable to the aforementioned planned restructuring and reengineering initiatives, which necessarily caused disruption at certain plants and resulted in additional costs. In addition, the Company incurred costs related to the computer system implementation at The Robert Allen Group. Operating profit is expected to be unfavorably impacted, although at a reduced rate, through the next several quarters as additional costs continue in support of these restructuring and reengineering initiatives.

      Exclusive of transition costs related to the Company's restructuring and reengineering initiatives and costs related to the computer system implementation at the Robert Allen Group, adjusted or "core" operating profit was $124.4 million, an increase of $8.6 million, or 7.4%, as compared to the nine months ended September 30, 1997. As a percentage of net sales, "core" operating profit increased to 8.5% for the nine months ended September 30, 1998 from 8.0% for the comparable period of 1997.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Interest expense was $24.1 million for the nine months ended September 30, 1998, a decrease of $8.7 million, or 26.5%, from the comparable period of 1997. This decrease was a result of lower average debt outstanding during the nine months ended September 30, 1998 and reduced interest rates obtained when the Company refinanced its credit facility in August 1997.

   COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS
                            ENDED SEPTEMBER 30, 1997

      Net sales were $491.0 million for the three months ended September 30, 1998, an increase of $9.8 million, or 2.0%, from $481.2 million for the comparable period of 1997. Net sales of fine furniture increased 3.2% to $429.8 million for the three months ended September 30, 1998 from $416.3 million for the comparable period of 1997. The Company's net sales of fine furniture, while increasing over the comparable period of 1997, were negatively impacted as the implementation of planned restructuring, reengineering and logistics initiatives combined to temporarily limit product availability. Net sales of decorative home furnishing fabrics decreased 5.7% to $61.2 million for the three months ended September 30, 1998 from $64.9 million for the comparable period of 1997.

      Gross profit was $122.1 million for the three months ended September 30, 1998, a decrease of $1.3 million, or 1.1%, from $123.4 million for the comparable period of 1997. Gross profit margins decreased to 24.9% for the three months ended September 30, 1998 from 25.6% for the comparable period of 1997. Gross profit margins were negatively impacted by transition costs related to the Company's restructuring and reengineering initiatives associated with implementation of "Pull" manufacturing processes. The Company is reengineering its manufacturing processes in order to reduce order-to-ship cycles, improve product quality and value, reduce inventories and broadly improve the Company's responsiveness to customers and consumers.

      Selling, general and administrative expenses were $85.4 million for the three months ended September 30, 1998, a decrease of $1.5 million, or 1.7%, from $86.9 million for the comparable period of 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% for the three months ended September 30, 1998 from 18.1% for the comparable period of 1997. Selling expense was 10.5% of net sales as compared to 11.0% for 1997, and general and administrative expenses were 6.9% of net sales compared to 7.1% in 1997. The decrease in selling expenses reflects essentially flat selling expenses on higher sales volume. The decrease in general and administrative expenses reflects higher bad debt expenses in the prior year related to bankruptcy filings of two large customers.

      Operating profit was $36.7 million for the three months ended September 30, 1998, essentially flat from $36.5 million for the comparable period of 1997. As a percentage of net sales, operating profit decreased to 7.5% for the three months ended September 30, 1998 from 7.6% for the comparable period of 1997. The decline in operating profit is directly attributable to the aforementioned planned restructuring and reengineering initiatives, which necessarily caused disruption at certain plants and resulted in additional costs.

      Exclusive of transition costs related to the Company's restructuring and reengineering initiatives, adjusted or "core" operating profit was $42.7 million, an increase of $6.2 million, or 17.0%, as compared to the three months ended September 30, 1997. As a percentage of net sales, "core" operating profit increased to 8.7% for the three months ended September 30, 1998 from 7.6% for the comparable period of 1997.

      Interest expense was $7.8 million for the three months ended September 30, 1998, a decrease of $2.7 million, or 25.7%, from the comparable period of 1997. This decrease was a result of lower average debt outstanding during the three months ended September 30, 1998 and reduced interest rates obtained when the Company refinanced its credit facility in August 1997.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            RESTRUCTURING INITIATIVES

      At the end of 1997, the Company completed an in-depth evaluation of its global manufacturing and distribution base, and recorded a $58.5 million charge to rationalize and restructure its worldwide operations, focusing principally on the Company's Universal Furniture business unit. The majority of Universal Furniture's restructuring activity is taking place in Asia, where facilities with 1.3 million square feet of manufacturing and distribution space have been eliminated as production has been consolidated into existing, lower-cost Asian facilities. Implementation of this restructuring effort began in the first quarter of 1998. As a result of the restructuring, significant non-recurring costs are being incurred to sever lease obligations, provide for employee severance, and provide for the impairment of inventory and property and equipment. The restructuring initiatives include a reduction in workforce, eliminating approximately 3,000 positions. The positions eliminated consist primarily of production and supervisory personnel.

      The activities discontinued consist of furniture and component parts manufacturing plants that supply other manufacturing operations. The activities previously performed at these facilities have been shifted to other facilities where existing production capacity can be more efficiently utilized. As such, the operations discontinued do not have separately identifiable revenues or operating income.

      The following represents the Company's restructuring activities for the periods indicated (in millions):

                                          ASSET       CONTRACTUAL     EMPLOYEE
                                       WRITE-DOWNS    OBLIGATIONS     SEVERANCE        OTHER        TOTAL
                                       -----------    -----------     ---------        -----        -----
Balance at December 31, 1997 ..          $38.1           $ 9.8          $ 8.8          $ 1.8         $58.5
   Non-cash items .............          (38.1)             --             --             --         (38.1)
   Cash items .................             --            (6.1)          (8.2)          (1.8)        (16.1)
                                         -----           -----          -----          -----         -----
Balance at September 30, 1998 .          $  --           $ 3.7          $ 0.6          $   -         $ 4.3
                                         =====           =====          =====          =====         =====

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

      During the nine months ended September 30, 1998, net cash from operating activities totaled $107.9 million, net cash used for investing activities totaled $40.6 million, and net cash used for financing activities totaled $58.1 million. A $23.3 million cash dividend to Furnishings International Inc. ("FII", the Company's parent) was paid during January 1998.

      Capital expenditures totaled $29.3 million for the nine months ended September 30, 1998, an increase of $5.4 million from the comparable period of 1997. Fabric sample book expenditures totaled $11.1 million for the nine months ended September 30, 1998, an increase of $0.9 million over the comparable period of 1997.

      LifeStyle made net principal payments on its long-term debt of $34.7 million during the nine months ended September 30, 1998. Total long-term debt decreased to $319.9 million as of September 30, 1998 as compared to $354.6 million at December 31, 1997. As of November 3, 1998, the Company had borrowed an additional $1.0 million under its revolving credit facility.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      On July 7, 1998, FII filed with the Securities and Exchange Commission a registration statement on Form S-1 relating to a proposed initial public offering of up to $460 million in common stock. Since the time of the filing, however, FII and its advisors have determined that, in light of current market conditions, it is in the best interest of FII and the Company to delay the proposed public offering until a later date.

      On August 12, 1998, the Company commenced a cash tender offer and consent solicitation to acquire all of its outstanding $200 million 10-7/8% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), contingent upon the completion of the initial public offering. On August 25, 1998, the Company announced that it had received consents from the holders of 100% of the Subordinated Notes accepting the offer to purchase their notes and consenting to the adoption of amendments eliminating substantially all of the covenants and restrictive provisions under the indenture governing the Subordinated Notes. The tender offer was subsequently amended on September 11, 1998 to reduce the total consideration payable pursuant to the offer and to delete completion of the initial public offering as a condition to acceptance and purchase of the Subordinated Notes. Following receipt of the amended offer, a majority of the holders of the Subordinated Notes elected to withdraw their notes and, on September 28, 1998, the Company announced that its tender offer and consent solicitation had been terminated.

YEAR 2000 ISSUES

      Year 2000 issues are the result of computer programs that were written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other material adverse consequences, a temporary inability to process transactions or engage in similar normal business activities.

      Each of the Company's subsidiaries is evaluating its computerized systems on an internal basis, and is making corrective plans where required. Such evaluations are designed to cover all financial and operational systems and the Company has begun to make the necessary changes. The Company has hired a Year 2000 Project Director who is charged with Year 2000 planning and remediation and has established a committee comprised of senior managers to review our Year 2000 implementation strategy and to oversee Year 2000 compliance measures. The Company has also contracted with a computer systems consulting firm to conduct a review of all of the Company's computer systems and to issue a report on the necessary compliance measures. In order to determine the effect on the Company if a supplier or customer failed to resolve its own Year 2000 issues, the Company is communicating with its suppliers and customers about the compliance of their own systems. The Company cannot be sure that the failure of a customer or supplier to be Year 2000 will not have a material adverse effect on the Company's own business. The Company intends to complete the final assessment and implementation of the corrective action plans during 1998 and 1999. The Company currently anticipates that the development and implementation of Year 2000 compliance measures will cost approximately $12 million all of which will be expensed. In addition, during 1997, the Company began implementing a company-wide, Oracle-based software platform that is designed to be Year 2000 compliant.

                           PART II. OTHER INFORMATION

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

   Items 1, 2, 3, 4, and 5 are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBIT
       NUMBER               DESCRIPTION OF EXHIBITS
       ------               -----------------------

          27+  Financial Data Schedule

          (b)  Reports on Form 8-K

               Report on Form 8-K dated August 12, 1998 reporting under Item 5 the issuance of a press release relating to the announcement of a cash tender offer and solicitation of consents with respect to the Company's outstanding public debt.

               Report on Form 8-K dated August 14, 1998 reporting under Item 5 the issuance of a press release relating to the announcement of the Company's results of operations for the second quarter 1998.

               Report on Form 8-K dated August 25, 1998 reporting under Item 5 the issuance of a press release relating to the announcement of the receipt of requisite consents to a cash tender offer and solicitation of consents with respect to the Company's outstanding public debt.

               Report on Form 8-K dated September 11, 1998 reporting under Item
               5 the issuance of a press release relating to the announcement of an amendment to the terms of the Company's cash tender offer and solicitation of consents with respect to its outstanding public debt.

-----------

+ Filed herewith

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

Date: November 9, 1998    BY: /s/  RONALD J. HOFFMAN
                          --------------------------------------------
                          Ronald J. Hoffman
                           Vice President, Chief Financial Officer and Treasurer
                          (Chief Financial Officer and Authorized Signatory)

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                        DESCRIPTION OF EXHIBITS
----------------     ---------------------------------------------------------
    27+              Financial Data Schedule

-----------

+ Filed herewith