Form 10-K405
period 1998-12-31
LIFESTYLE FURNISHINGS INTERNATIONAL LTD
filed 1999-03-31
CIK 1022108

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

                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998    Commission File Number: 333-11905

                                   -----------

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                 56-1977928
       (State of Incorporation)             (I.R.S. Employer Identification No.)
  4000 Lifestyle Court, High Point, NC                    27265
(Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (336) 878-7000

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

                Number of shares outstanding of the registrant's
                         Common Stock at March 1, 1999:

              100 shares of Common Stock, par value $.01 per share

================================================================================

                                TABLE OF CONTENTS

Item                                                                    Page No.
----                                                                    --------

                                     PART I
1.  Business...............................................................  1
2.  Properties.............................................................  12
3.  Legal Proceedings......................................................  12
4.  Submission of Matters to a Vote of Security Holders....................  13

                                     PART II
5.  Market for Registrant's Common Equity and Related Stockholder Matters..  14
6.  Selected Historical Financial Data.....................................  15
7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................  17
8.  Financial Statements...................................................  27
9.  Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure.................................................  57

                                    PART III
10. Directors and Executive Officers of the Registrant.....................  58
11. Executive Compensation.................................................  60
12. Security Ownership of Certain Beneficial Owners and Management.........  62
13. Certain Relationships and Related Transactions.........................  65

                                     PART IV
14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K........  66
15. Signatures.............................................................  69

                          FINANCIAL STATEMENT SCHEDULE

LIFESTYLE FURNISHINGS INTERNATIONAL LTD. Financial Statement Schedule......  71

                                     PART I

Item 1. BUSINESS

General

      LIFESTYLE FURNISHINGS INTERNATIONAL LTD. ("LifeStyle") is the largest manufacturer and marketer of home furnishings (fine furniture, including decorative accessories, and decorative home furnishings fabrics) in the U.S., with 1998 net sales of $2.0 billion. Fine furniture represented approximately 87% of LifeStyle's net sales in 1998 and decorative home furnishing fabrics represented approximately 13%. LifeStyle attributes its market leadership position to the following key factors:

      o Fashionable and innovative product designs with an emphasis on style, quality and value

      o Comprehensive product offerings that provide retailers and consumers with a broad range of price points and styles

      o Multi-channel distribution to a customer base of over 50,000 accounts, providing LifeStyle's products to consumers wherever they choose to shop

      o Established brand names, such as Henredon(R) and Drexel Heritage(R), as well as partnerships with leading fashion designers, brands and artists, such as Ralph Lauren, Nautica and Bob Timberlake

      o Commitment to improving retailer and consumer satisfaction levels with the home furnishings buying experience

      o An experienced and innovative management team with significant equity ownership and a commitment to continuous improvement

      LifeStyle is restructuring its manufacturing base, reengineering its manufacturing and business processes and incorporating technology into its product design and business processes in order to achieve sustainable operating efficiencies, dramatically shorten order-to-ship times and enhance LifeStyle's ability to satisfy its customers and consumers. Once implemented, LifeStyle expects these restructuring and reengineering initiatives to increase operating margins, reduce working capital, increase market share, improve retailer profitability and strengthen LifeStyle's leadership position in the home furnishings industry.

      Fine Furniture. LifeStyle designs, manufactures and markets a full range of quality wood and upholstered furniture to furnish any room of a home in virtually any style, under such well-known brand names as Henredon(R), Drexel Heritage(R), Lexington(R), Universal(R), Berkline(R) and BenchCraft(R), and a wide range of furniture accessories under the Maitland-Smith(TM) and La Barge(R) brand names.

      Decorative Home Furnishing Fabrics. LifeStyle designs, markets and distributes over 25,000 decorative home furnishing fabrics, such as fabrics for upholstery and draperies, under such well-known brand names as Robert Allen(TM), Sunbury(TM) and Beacon Hill(R).

      FURNISHINGS INTERNATIONAL INC. ("Holdings"), LifeStyle's parent, has filed a Registration Statement on Form S-1 (File No. 333-58655) relating to the initial public offering of its common stock (the "Offerings"). In connection with the Offerings, LifeStyle will be merged with and into Holdings, which will then change its name to LifeStyle Furnishings International Ltd. In addition, LifeStyle has commenced a cash tender offer to acquire all of its outstanding subordinated notes. For a further discussion of the initial public offering and related transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products

      LifeStyle believes it offers the most comprehensive product line in the home furnishings industry, including bedroom, dining room, living room, family room and home-office case goods; stationary upholstered products such as sofas, love seats, sectionals and chairs; upholstered recliners, motion furniture and sleep sofas; occasional furniture such as home entertainment centers, lamps, chairs, tables, mirrors and other accent items; outdoor furniture; and decorative home furnishing fabrics.

     Fine Furniture

      The product category "Fine Furniture" includes wood and upholstered residential furniture (other than "ready-to-assemble" products), as well as occasional tables, decorative mirrors, lighting and other related furnishings. LifeStyle designs, manufactures and markets a full range of quality wood and upholstered furniture to furnish any room of a home in virtually any style, under such well-known brand names as Henredon(R), Drexel Heritage(R), Lexington(R), Universal(R), Berkline(R) and BenchCraft(R), and a wide range of specialty furniture and accessories under the Maitland-Smith(TM) and La Barge(R) brand names. LifeStyle offers these products across all major price categories, from "promotional" to "premium," and in every major style category, including American Traditional, Country, Eighteenth Century, European Country, European Traditional, Transitional, Casual, Mission, Arts and Crafts, Contemporary, Oriental, Home Office, Youth and Outdoor.

         The following table illustrates the product and price category coverage of LifeStyle's fine furniture brands. The residential furniture industry generally classifies its products by several price categories ranging from "promotional" to "premium." Products in successively higher price categories are made using more expensive raw materials, have higher quality finishes, and often involve higher labor costs.

        ------------------------------------------------------------------------------------------------------------
           Price Category                                     Product Category
        ------------------------------------------------------------------------------------------------------------
                                                       Stationary            Motion/
                                  Case Goods           Upholstery            Recliner           Occasional
        ------------------------------------------------------------------------------------------------------------
        Premium               Henredon(R)           Beacon Hill(R)                               Henredon(R)
                              Maitland-Smith(TM)    Henredon(R)                                  La Barge(R)
                                                                                                 Maitland-Smith(TM)
        ------------------------------------------------------------------------------------------------------------
        Best                  Drexel Heritage(R)    Beacon Hill(R)        Drexel Heritage(R)     Drexel Heritage(R)
                              Henredon(R)           Drexel Heritage(R)                           Henredon(R)
                              Maitland-Smith(TM)    Henredon(R)                                  La Barge(R)
                                                                                                 Maitland-Smith(TM)
        ------------------------------------------------------------------------------------------------------------
        Better                Drexel Heritage(R)    BenchCraft(R)         BenchCraft(R)          Drexel Heritage(R)
                              Lexington(R)          Drexel Heritage(R)    Berkline(R)            Lexington(R)
                              Universal(R)          Lexington(R)          Drexel Heritage(R)
                                                    Universal(R)
        ------------------------------------------------------------------------------------------------------------
        Good                  Lexington(R)          BenchCraft(R)         BenchCraft(R)          Universal(R)
                              Universal(R)          Universal(R)          Berkline(R)
        ------------------------------------------------------------------------------------------------------------
        Promotional           Universal(R)          BenchCraft(R)         BenchCraft(R)          Universal(R)
                                                                          Berkline(R)
        ------------------------------------------------------------------------------------------------------------

         Shaded area indicates product category does not exist.

     Henredon(R)

      Henredon designs and manufactures wood, upholstered and occasional furniture for the bedroom, dining room, living room, family room and home office. Its products are in the "best" and "premium" price categories. Henredon's product line is designed to appeal largely to the "replacement" market, where customers typically trade up in price as they seek top quality materials and craftsmanship. Product design and development represent an important element of Henredon's success, and its name is considered to be one of the premier brands in the industry. Henredon currently markets 18 collections (including the Ralph Lauren Home Collection(TM) and Henredon Registry(TM)), each aimed at a specific segment of the upper end market. In order to stay current with developing lifestyles, Henredon introduces approximately four new collections each year. Current product offerings cover all major categories, including Anglo Traditional, European Traditional, Contemporary, Transitional and Casual. Since 1993, Henredon has manufactured and marketed a line of products for the Ralph Lauren Home Collection(TM) under an exclusive licensing arrangement with The Ralph Lauren Home Collection, Inc. This comprehensive collection provides an excellent complement to the regular Henredon line. Recent successful new introductions include Alfresco(TM) (Euro traditional), Carlyle(TM) (Anglo traditional) and the launch of the Henredon Leather Company(TM).

     Drexel Heritage(R)

      Drexel Heritage designs and manufactures wood, upholstered, motion and occasional furniture for the bedroom, dining room, living room, family room and home office in the "better" and "best" price categories. Drexel Heritage(R) products are primarily marketed and distributed through dedicated, independently owned Drexel Heritage Home Inspirations(R) stores and Drexel Heritage Galleries. Drexel Heritage currently produces 26 collections of wood and upholstered furniture. Approximately four to six new collections are offered each year. Drexel Heritage's product styles include American Traditional, Country, Eighteenth Century, European Traditional, Mission, Contemporary and Transitional. Drexel Heritage licenses two branded collections--the Pinehurst Collection(TM) (case goods and upholstery) and Lillian August(R) (upholstery)--and has an exclusive endorsement agreement with Golden Bear Golf, Inc. to furnish all country club and resort developments associated with Nicklaus Design. Drexel Heritage also produces furniture for sale to the hospitality and government markets. Recent successful new introductions include the comprehensive Pinehurst Collection(TM) (sophisticated yet casual--a lifestyle collection) and Solutions Contemporary(TM) and Solutions Casual(TM) (contemporary, casual, functional, youth-oriented with a point of view).

     Lexington(R)

      Lexington designs and manufactures wood, upholstered, occasional, wicker and metal furniture for the bedroom, dining room, living room, family room, home entertainment, home office, youth and casual dining market segments. Lexington's product line provides a comprehensive diversified assortment of furniture in the "good" and "better" price categories. LifeStyle believes that Lexington's marketing and design teams, which consistently win industry awards, represent an integral part of Lexington's success. With the introduction of Lynn Hollyn at Home(TM) in 1989, Lexington pioneered "lifestyle" and designer collections--full-line collections of eclectic (rather than matching) designs that draw inspiration from a recognized brand name or lifestyle theme. Current lifestyle collections include The World of Bob Timberlake(R), The Palmer Home Collection, Weekend Retreat(TM) and Seaside Retreat(TM), Vestiges(TM), Atlantic Overtures(TM), American Mix(TM), Nautica Home collection, Warren Kimble's America(TM), and Bob Timberlake's newest success story, An Arts and Crafts Collection(TM) from Bob Timberlake(R). Style categories include American and European Traditional, Eighteenth Century, Transitional and both Sophisticated and Relaxed Country and Casual. Lexington's line of approximately 50 collections includes lifestyle collections, youth collections and several home entertainment and home office programs. Recent successful new introductions include Nautica Home (contemporary, Caribbean-inspired, featuring mixed materials), Betsy Cameron's Storybook(TM) (female youth), and Seaside Retreat(TM) (casual, coastal-inspired).

     Universal(R)

      Universal's products include dining room, bedroom, upholstered and occasional furniture in the "promotional," "good" and "better" price categories. A substantial portion of Universal products are manufactured in Asia, where LifeStyle is the only U.S.-based manufacturer with significant manufacturing operations. Universal also has access to a highly skilled, low-cost work force, expert in such areas as intricate veneering and hand carving, and to scarce raw materials such as Chinese oak, wicker, rattan and certain exotic woods. Universal currently sells approximately 60 collections of furniture, including styles such as Eighteenth Century, Traditional, Transitional, Oriental and Country, and introduces approximately four to six new collections a year. Universal's Alexander Julian Home Colours(R) and American Generations(R) collections are among the industry's best selling "mega collections." Recent successful new introductions include Habitat(TM) (functional, decorative kitchen and bedroom products), Decorum(TM) (Regency-influenced traditional) and American Heirlooms(TM) (innovative transitional dining room and bedroom).

     Berkline(R)

      A specialist in "motion" products, Berkline designs and manufactures a wide range of reclining chairs, reclining sofas and loveseats, reclining sectionals and modular seating and sleep sofas, primarily in the "good" and "better" price categories. Berkline is an industry leader and the Berkline(R) brand name is well known in the growing market for upholstered modular and motion furniture and freestanding recliners. Berkline offers a wide range of styles, fabrics and leathers for these products, as well as popular innovative features such as massage mechanisms, hidden cup holders and built-in tables. Successful new product introductions include Room Solutions(TM) (motion upholstery and correlated occasional tables); sleeker, smaller scale recliners; and innovative "shiatsu" and "whisper quiet" massage recliners.

     BenchCraft(R)

      BenchCraft designs and manufactures a comprehensive line of upholstered furniture, including leather, stationary, motion, wicker and rattan products. BenchCraft competes in the "promotional," "good" and "better" price categories, and its products are marketed as fashionable, affordable furniture for "casual living." Successful new product introductions include new leather styles and contemporary lifestyle sofas as well as more fashionable new motion sofas and table correlates.

     Maitland-Smith(TM)

      Maitland-Smith is the leading designer and manufacturer of an innovative line of "best" and "premium" hand-crafted, antique-inspired furniture, accessories and lighting, utilizing a wide range of unique materials, including distinctive leather, fancy faced veneer, stone and hand-painted metal. Maitland-Smith also manufactures signature pieces and intricately carved chairs for other LifeStyle divisions at its factories in the Philippines and Indonesia. Successful new introductions include more than 500 product additions across Maitland-Smith's eclectic lines, including the London Explorer Club(TM) collection featuring British expatriate design inspiration.

     La Barge(R)

      La Barge designs and sells decorative mirrors, occasional tables, bedroom and dining room statement pieces, decorative lighting and related accessories in the "best" and "premium" price categories under four brand names: La Barge(R), Marbro(TM), entree(TM) and Magellan(TM). La Barge designs its products, and contracts their manufacture with highly skilled artisans around the world who produce high quality, specialty decorative products.

Decorative Home Furnishing Fabrics

      LifeStyle designs, manufactures, sources, markets and sells a comprehensive range of decorative fabrics to a broad array of customers under the well-known industry brands of Beacon Hill(R), Ramm, Son & Crocker(TM), Sunbury(TM), Robert Allen(TM) and Ametex(TM). The fabrics group consists of The Robert Allen Group, Sunbury, and LifeStyle Fabrics Europe, each creating exclusive fabric designs for targeted segments of the market. The following table illustrates the price category coverage of LifeStyle's decorative home furnishing fabric brands:

      --------------------------------------------------------------
      Price Category                    Brand
      --------------------------------------------------------------
      Premium                           Beacon Hill(R)
                                        Ramm, Son & Crocker(TM)
      --------------------------------------------------------------
      Best                              Beacon Hill(R)
                                        Ramm, Son & Crocker(TM)
                                        Robert Allen(TM)
                                        Sunbury(TM)
      --------------------------------------------------------------
      Better                            Ametex(TM)
                                        Robert Allen(TM)
                                        Sunbury(TM)
      --------------------------------------------------------------
      Good                              Ametex(TM)
      --------------------------------------------------------------

The Robert Allen Group

      The Robert Allen Group is the largest designer and marketer of home furnishing fabrics to the North American design community. The Robert Allen Group designs, markets and sells a wide range of textiles under the Beacon Hill(R), Robert Allen(TM) and Ametex(TM) brands.

      Beacon Hill(R) is a classic, stylish line of luxurious fabrics, using the finest quality materials and advanced manufacturing techniques. Fabrics are organized in collections by color or fabric type. Many of the Beacon Hill(R) fabrics are sourced overseas, offering distinctive looks to the U. S. market. The Beacon Hill(R) collections are sold exclusively through high-end interior designers, architects and LifeStyle's own Beacon Hill(R) showrooms. Combined marketing programs for Beacon Hill(R) fabrics and furniture have made the brand a powerful name in the high-end design community.

      The Robert Allen(R) line includes an extensive collection of home furnishings fabrics cut to order on a just-in-time basis for designers, decorators and specialty retailers. Robert Allen markets its over 24,000 fabrics to more than 30,000 customers in four key collections: Color Library(TM), Essentials(TM), Editions(TM) and Passementerie(TM). Color Library(TM) is a color coordinated collection of upholstery and multi-purpose fabrics that create a total look for the home, updated each spring and fall with the latest colors and constructions. Essentials(TM) delivers fabric basics such as sheers, velvets and stripes in fashionable and affordable collections. Editions(TM) arranges print and woven fabrics into lifestyle collections. Passementerie(TM) is an extensive collection of decorative trim products used to accessorize upholstery and drapery.

      The Ametex(TM) product line includes a broad array of printed and woven fabrics in the "good" and "better" price points. These designs are developed in Ametex's in-house design studio, and manufactured by a global network of contractors. Ametex sells its products to furniture manufacturers, window and bedding product manufacturers, fabric retailers and ancillary industries. Ametex employs a computer-aided design system to customize fabrics to customer needs. Over the past year, Ametex has repositioned its product line to focus on lifestyle collections in the "better" price points.

Sunbury(TM)

      Sunbury designs, manufactures and markets a comprehensive line of proprietary decorative upholstery fabrics in the "better" and "best" price categories. It is recognized as a leader in quality, service and design. Sunbury sells fabrics principally to furniture manufacturers and fabrics distributors. Sunbury's jacquard weaving operation employs advanced computer-aided design and manufacturing equipment. All of Sunbury's products are woven to customer order, which allows it to maintain smaller inventories and reduce obsolescence costs. In addition, Sunbury's ability to create exclusive designs for sale in small quantities sets it apart from the competition.

LifeStyle Fabrics Europe

      LifeStyle Fabrics Europe, based in the United Kingdom, is the European distribution network for the Beacon Hill(R), Robert Allen(TM) and Ametex(TM) brands. In addition, it utilizes its own design studio and extensive fabric archive to create upper-end products under the Ramm, Son & Crocker(TM) name tailored to the European marketplace.

Distribution

      LifeStyle distributes its fine furniture products through an extensive worldwide distribution network that includes (i) more than 22,000 independent retail locations, including national and regional chains; (ii) department stores; (iii) specialty stores and more than 1,500 galleries (LifeStyle-dedicated floor space) within retail stores; (iv) more than 80 independent stores selling LifeStyle products exclusively; (v) hospitality, government, model home and other contract distribution channels; and (vi) 13 LifeStyle-operated Beacon Hill(R) designer-exclusive showrooms. Worldwide, LifeStyle sells its fine furniture products primarily through approximately 580 commissioned independent representatives. LifeStyle has recently begun offering product information through non-traditional channels such as the Internet. In addition, LifeStyle is participating in the non-traditional direct mail channel with Sharper Image Home Collection(TM), Neiman-Marcus(R) and Horchow(R).

      LifeStyle distributes over 25,000 different decorative home furnishing fabrics through numerous distribution channels, including its Beacon Hill(R) showrooms, to an extensive customer base consisting of over 30,000 retailers, decorators and designers worldwide. LifeStyle also sells decorative home furnishing fabrics to furniture manufacturers.

      LifeStyle's extensive distribution network permits it to offer home furnishings products to consumers wherever they choose to shop.

      LifeStyle has also been actively pursuing mutually beneficial partnership arrangements and alliances with selected retailers for several years, most recently with HomeLife (formerly Sears HomeLife). LifeStyle expects that these arrangements will permit it to capitalize on the ongoing concentration of the retailer distribution base and the growth of large regional and national furniture retailers.

      In 1998, LifeStyle's 20 largest customers represented approximately 20% of net sales, with no single customer representing as much as 4.0%. LifeStyle believes it has more active accounts than any other manufacturer in the home furnishings industry.

     Fine Furniture

      LifeStyle believes that it is the most comprehensive and complete resource in the residential furniture industry, capable of supplying up to 75% of the product demands of many furniture retailers, whether local, regional or national in scope. This, in turn, enables LifeStyle to secure additional display space from retailers, who increasingly are relying on a smaller number of larger suppliers. LifeStyle offers substantial services to retailers to support their marketing efforts, including national advertising, merchandising and display programs. LifeStyle also displays its fine furniture products at the semi-annual International Home Furnishings Market in High Point, North Carolina.

      The following table illustrates the distribution of LifeStyle's fine furniture products by brand:

                                           Distribution Channel
       --------------------------------------------------------------------------------------------------
       Independent Retailers            Galleries           Dedicated Stores        Designer Showrooms
       ----------------------      ---------------------   --------------------   -----------------------
       BenchCraft(R)               Berkline(R)             Drexel Heritage(R)     Beacon Hill(R)
       Berkline(R)                 Drexel Heritage(R)                             Drexel Heritage(R)
       Drexel Heritage(R)          Henredon(R)                                    Henredon(R)
       Henredon(R)                 La Barge(R)                                    La Barge(R)
       La Barge(R)                 Lexington(R)                                   Lexington(R)
       Lexington(R)                Maitland-Smith(TM)                             Maitland-Smith(TM)
       Maitland-Smith(TM)
       Universal(R)

      Furniture retailers remain the most significant distribution channel in the industry, and LifeStyle is committed to maintaining these important relationships. LifeStyle's diverse product offerings and national distribution enable it to effectively service national retailers such as Federated Department Stores, Heilig-Meyers, J.C. Penney, Rhodes and HomeLife (formerly Sears HomeLife), and large regional retailers such as Baers Furniture, Breuners, Homestead House, Kittles Furniture and Art Van, as well as independent single store retailers nationwide. As the furniture retailing industry consolidates, large retailers are an increasing presence, and management believes that LifeStyle is better positioned than its competitors to meet their needs.

      LifeStyle has developed gallery programs for its Henredon(R), Drexel Heritage(R), Lexington(R), Berkline(R), Maitland-Smith(TM) and La Barge(R) product lines, and has approximately 1,500 galleries in total. Galleries are dedicated space within a larger retail store that display products in complete and fully accessorized room settings instead of as individual pieces. This presentation format encourages consumers to purchase an entire room of furniture instead of individual pieces from different manufacturers. LifeStyle believes that stores with galleries result in higher sales per square foot than furniture stores without galleries.

      LifeStyle also sells its products through more than 80 independently owned and operated stores that offer LifeStyle's products exclusively. Drexel Heritage(R) products are sold through Drexel Heritage(R) showcase stores and Drexel Heritage Home Inspirations(TM) stores. Each store employs a consistent, but not identical, lifestyle concept, with products displayed in complete rooms and eclectic settings, which include furnishings, wall decor, window treatments and accessories. Henredon's Ralph Lauren Home Collection(TM) products are sold through specialty retail stores owned or licensed by the Polo Ralph Lauren Corporation.

      Beacon Hill(R) showrooms comprise a national network of 13 showrooms, principally in design centers in major U.S. cities, dedicated to marketing and selling furniture, accessories and fabric exclusively to interior designers and architects, primarily in the "best" and "premium" price categories. Beacon Hill is one of only two national networks of designer-exclusive furniture showrooms, and has approximately 213,000 square feet of space dedicated to furniture and accessories, and 75,000 square feet dedicated to fabrics. Approximately 45% of furniture sales at the showrooms consist of LifeStyle products, principally Henredon(R), Maitland-Smith(TM), La Barge(R) and Drexel Heritage(R). The balance is from other well respected companies in the upper-end of the market, including Kindel, John Widdicomb and Guy Chaddock. In 1998, Beacon Hill added furniture from the Ralph Lauren Home Collection(TM).

     Decorative Home Furnishing Fabrics

      LifeStyle distributes its Robert Allen(TM) products through numerous distribution channels, including its own showroom and more than 70 commissioned independent representatives, to over 30,000 retailers, decorators and designers worldwide. LifeStyle sells its Ametex(TM) products through over 10 commissioned independent representatives, primarily to furniture manufacturers, bedding and drapery manufacturers and contract purchasing agents. Sunbury(TM) products are sold to furniture manufacturers and distributors of decorative home furnishing fabrics in the U.S. and Canada by eight commissioned sales representatives. LifeStyle's decorative home furnishing fabrics are also sold to decorators and designers through LifeStyle's Beacon Hill(R) Showrooms, which offer Robert Allen(TM) and Ramm, Son & Crocker(TM) fabrics on a commission basis. Fabrics Europe, based in the United Kingdom, is the European distribution network for the Beacon Hill(R), Robert Allen(TM) and Ametex(TM) brands.

Marketing and Advertising

      In partnership with its selected retailers, LifeStyle works to strengthen its brand equity with consumers and increase their purchases of LifeStyle products. These consumers are carefully profiled through marketing research and are then targeted through advertising programs on the national and local levels, comprehensive cataloging, education through focused marketing events and selected promotional programs. Retailers are also carefully selected to market LifeStyle's products to a wide range of consumers. These retailers, in turn, are supported with innovative training for their sales people, design assistance for their retail displays of LifeStyle products, noted speakers and planning support for their focused marketing events, visually stimulating point of purchase materials, catalogs and sales materials, direct communications linkage to the manufacturers for timely stock and status information and promotional support.

      Architects, designers and decorators who specify and sell LifeStyle products receive exclusive sales support through Beacon Hill showrooms. Value added services such as continuing education and special events with shelter publications draw new designers into the showrooms and build designer loyalty.

      LifeStyle builds brand equity and increases awareness among consumers and designers through television advertising, advertising in newspapers and leading shelter magazines, as well as editorial coverage. Targeting specific consumer demographics, advertisements are placed in publications that include Architectural Digest, Country Home, Country Living, Elle Decor, House Beautiful, House & Garden, Martha Stewart Living, Metropolitan Home, Traditional Home, Southern Accents and Victoria. The combined volume of advertising from all product lines gives LifeStyle leverage in purchasing advertising. Innovative products continue to draw the attention of editors for major shelter magazines. Their valuable editorial coverage favorably positions products with consumers and designers at no cost to LifeStyle.

      Responding to consumers' desire for home furnishings information, LifeStyle has created interactive sites on the Internet which allow users to browse its product lines, learn more about LifeStyle and be directed to local retailers. Purchasing and design professionals in the hospitality, government, model home and other contract markets receive specialized services through LifeStyle's Contract division. From initial presentation through project completion, LifeStyle's Contract division supports these customers with a global sales and marketing network, extensive cataloging, customized products and specialized delivery services.

Manufacturing

      LifeStyle operates 71 strategically located, well equipped facilities in North America, Asia, and Europe, with over 23 million square feet of manufacturing and distribution space. During the past five years, LifeStyle invested approximately $234 million in its facilities in order to meet anticipated demand, reduce operating costs and maximize operating flexibility. As the largest U.S. furniture manufacturer in Asia, LifeStyle also has access to a highly skilled, low-cost workforce, expert in such areas as intricate veneering and hand carving, and to scarce raw materials such as Chinese oak, wicker, rattan and certain exotic woods. LifeStyle believes that its global facilities enable it to serve its worldwide customer base efficiently and to allocate capacity to best meet its manufacturing requirements. Because of LifeStyle's recent modernization, and the productivity enhancements that it is currently implementing, LifeStyle does not expect to incur significant increases in its capital expenditures during the next several years.

      LifeStyle is implementing "short-cycle" management methodologies and is committed to a continuous improvement work ethic enterprise-wide. Implementation of short-cycle management methodologies requires a reexamination, rationalization and reengineering of LifeStyle's operations and business systems, with a focus on eliminating non-value-added activities. Across all of LifeStyle's furnishings companies, approximately one-third of the products are currently shipped in two to three weeks, and the majority of all order-to-ship times are expected to attain these levels over the next 12 to 24 months. More than 50% of LifeStyle's plants are now implementing short-cycle management methodologies, and these "best practices" will be implemented enterprise-wide. When implemented, these methodologies are expected to dramatically reduce manufacturing and administrative throughput times, resulting in efficient order-to-ship cycles, quality enhancements and a better value for LifeStyle's customers. LifeStyle's continuous improvement initiatives are multi-faceted, and include:

      o     Process mapping and re-layout

      o     Quick change tooling and setups

      o Converting from "push," or batch manufacturing, to more efficient "pull," or assemble-to-order processing

      o Implementation of "cellular" manufacturing, "just-in-time" logistics and other modern production methods

      o     Company-wide product design and development software

      o     Enterprise-wide, Oracle-based software platform

      LifeStyle utilizes certain specialized facilities dedicated to manufacturing a limited number of products, as well as carefully selected sub-contract manufacturing facilities. LifeStyle also promotes inter-company sourcing of products and components. These steps help LifeStyle balance its global manufacturing capacity and increase its operating efficiency.

      LifeStyle's fine furniture lines are produced and distributed in domestic manufacturing and distribution facilities located in North Carolina, Tennessee, Mississippi, South Carolina, and California, and internationally in facilities located in Canada, China, Hong Kong, Indonesia, Malaysia, the Philippines, Taiwan, Thailand and several European countries. Substantially all of LifeStyle's Robert Allen(TM) and Ramm, Son & Crocker(TM) decorative home furnishing fabrics are manufactured for LifeStyle by third parties.

      At the end of 1997, LifeStyle completed an in-depth evaluation of its global manufacturing and distribution base, and recorded a $58.5 million charge to rationalize and restructure its worldwide operations, focusing principally on its Universal Furniture business unit. The majority of Universal Furniture's restructuring activity occurred in Asia, where facilities with approximately 1.3 million square feet of manufacturing and distribution space have been eliminated, as production has been consolidated into existing, lower-cost Asian facilities.

Raw Materials and Suppliers

      LifeStyle sources globally, and the principal raw materials used by LifeStyle in the manufacture of its products include lumber, finishing products (stains, sealants and lacquers), glue, steel, leather, cotton, wool, synthetic and vinyl fabrics, polyester batting and polyurethane foam. The various types of wood used in LifeStyle's products are purchased both domestically and internationally. Management believes that its supply sources of those materials are adequate. LifeStyle has ongoing relationships with numerous suppliers of raw materials, and believes that there are a number of reliable vendors available, contributing to its ability to obtain competitive pricing for raw materials. LifeStyle is also actively pursuing partnership arrangements with suppliers in order to reduce long lead times and ultimately to improve customer satisfaction levels.

Competition

      The furniture and home furnishing fabrics industries are highly competitive, and include a large number of domestic and foreign manufacturers. These industries are highly fragmented, and no one company is dominant. Competition is generally based on product quality, brand name recognition, price, timeliness of delivery and service. LifeStyle's furniture products compete with products made by a number of furniture manufacturers, including Furniture Brands International, Inc., La-Z-Boy Incorporated, Klaussner Furniture Industries Inc., Ethan Allen, Ashley, LADD Furniture, Inc. and Bassett Furniture Industries, Inc., as well as numerous smaller producers. In decorative home furnishing fabrics, competition is based upon design, price, style, timeliness of delivery and quality, and competitors include Schumacher/Waverly, P/Kaufmann, Richloom and Mastercraft.

Employees

      As of December 31, 1998, LifeStyle employed approximately 30,000 persons. Virtually all are non-union, although approximately 30%, most of whom are employed in Asia, are subject to certain government-mandated terms of employment. LifeStyle believes it has good relations with its employees.

Intellectual Property

      LifeStyle considers its intellectual property rights to be among its most valuable assets. These rights include trademarks, trade names, copyrights, patents and rights licensed from third parties. LifeStyle believes that these intellectual property rights are important to LifeStyle because they are well recognized and associated with quality and value in the home furnishings industry. LifeStyle aggressively protects its intellectual property rights.

Environmental Matters and Governmental Regulations

      LifeStyle is subject to a wide and frequently changing range of federal, state, local and foreign environmental and worker health and safety laws and regulations, including those relating to the storage, handling, generation, treatment, emission, release, discharge and disposal of certain substances and wastes and the clean up of contamination in soil or groundwater. Breaches of such laws or regulations can result in the imposition of fines and penalties (any of which may be material) or the cessation of operations of the affected facility. Based on currently available information, LifeStyle does not anticipate making any material capital expenditures for environmental control facilities in the reasonably foreseeable future.

      LifeStyle may also be subject to liability, due to its current or past ownership or operation of real property or disposal of hazardous waste, for the cost of cleaning up or removing contamination caused by hazardous or toxic materials. Such liability may be imposed without regard to fault or the legality of the original actions, and may be joint and several with other parties.

      As a result of historical operations, spills and releases of hazardous substances may have occurred at or near several of LifeStyle's sites and facilities. These sites and facilities may in the future undergo investigation, including soil and groundwater sampling, to determine if there are any hazardous substances in the soil or groundwater which LifeStyle could be required to investigate and remediate. Based on currently available information, LifeStyle does not believe that the costs associated with investigating or remediating these releases will have a material adverse effect on LifeStyle's financial condition, operating expenses or earnings. There can be no assurance, however, that material costs relating to these matters will not be incurred in the future.

      LifeStyle has been named as a potentially responsible party at a number of non-owned contaminated sites, including Superfund sites. LifeStyle presently believes that any potential liability relating to these sites will not have a material adverse effect on LifeStyle's earnings, capital expenditures or competitive position. However, there can be no assurance that material liabilities or costs relating to such matters will not be incurred in the future.

Other Government Regulations

      LifeStyle's operations must meet extensive federal, state, and local regulatory standards in the areas of health and safety. Historically, these standards have not had any material adverse effect on LifeStyle's sales or operations.

Backlog

      The combined backlog of LifeStyle as of December 31, 1998 aggregated approximately $327 million, compared to approximately $314 million as of December 31, 1997.

Item 2. PROPERTIES

      The following list includes LifeStyle's principal manufacturing facilities by location as of December 31, 1998:

           California              City of Industry and Whittier
           Mississippi             Baldwin, Blue Mountain, New Albany and Ripley(2)
           North Carolina          Black Mountain, Drexel, Goldsboro, Hickory, High Point(3), Hildebran(2),
                                   Lexington(5), Linwood, Longview, Marion(2), Mocksville, Morganton(4),
                                   Mt. Airy, Shelby, and Spruce Pine(2)
           Pennsylvania            Sunbury
           South Carolina          Kingstree
           Tennessee               Lenoir City, Livingston, Morristown(6) and Rockwood
           Canada                  Mississauga, Ontario; and Ville D'Anjou, Quebec
           China (P.R.C.)          Chang Chung, Guangzhou and Tianjin
           Great Britain           Silsden, England; and Aberdare, Wales
           Indonesia               Semarang
           Malaysia                Johor and Kedah(2)
           Philippines             Cebu
           Sweden                  Skene
           Taiwan                  Kaohsiung, Ping Tung and Tao Yuan Hsian

      Note: The parentheticals denote multiple facilities in that location.

      LifeStyle operates manufacturing and distribution facilities, showrooms, and retail and office space with a total area of approximately 26 million square feet. LifeStyle owns approximately 19 million square feet and leases approximately 7 million square feet.

      LifeStyle's corporate headquarters is currently located in High Point, North Carolina and is leased by the Company.

      LifeStyle's buildings, machinery and equipment have been generally well-maintained, are in good operating condition, and are adequate for current production requirements.

Item 3. LEGAL PROCEEDINGS

      LifeStyle is involved in various routine legal proceedings incident to the ordinary course of its business. LifeStyle believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the consolidated financial condition or results of operations of LifeStyle.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


                                   -----------

                                     Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established trading market for the common stock of LifeStyle.

      As of December 31, 1998, Holdings was the only holder of the common stock of LifeStyle. Holdings is a privately owned company, the capital stock of which is held by members of management, Masco, 399 Ventures, Inc. and other private investors.

      On November 13, 1998, LifeStyle declared a cash dividend, payable January 1999, of $16.5 million to Holdings.

      Holdings has filed a Registration Statement on Form S-1 (File No. 333-58655) relating to the initial public offering of its common stock. In connection with the Offerings, LifeStyle will be merged with and into Holdings, which will then change its name to LifeStyle Furnishings International Ltd. In addition, LifeStyle has commenced a cash tender offer to acquire all of its outstanding subordinated notes. For a further discussion of the initial public offering and related transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  SELECTED HISTORICAL FINANCIAL DATA

                                           Selected Historical Financial Data
                                                      (In millions)

                                                              LifeStyle                                   Predecessor(1)
                                              ----------------------------------------     ---------------------------------------
                                                     Year Ended               Period         Period             Year Ended
                                                     December 31,              from           from              December 31,
                                              -------------------------      8/6/96 to     to 1/1/96      ------------------------
                                                 1998           1997         12/31/96        8/5/96         1995           1994
                                              ----------     ----------     ----------     ----------     ----------     ----------
Statement of Operations Data:
Net sales ................................    $  2,001.9     $  1,959.8     $    857.5     $  1,147.9     $  1,992.6     $  1,897.5
Cost of sales ............................       1,510.6        1,453.8          638.2          870.7        1,501.0        1,434.0
Restructuring charge(2) ..................        --               14.5         --             --             --             --
                                              ----------     ----------     ----------     ----------     ----------     ----------
   Gross profit ..........................         491.3          491.5          219.3          277.2          491.6          463.5
Selling, general, and
   administrative(3) .....................         354.4          347.5          144.5          222.2          397.8          386.8
Restructuring charge(2) ..................        --               44.0         --             --             --             --
                                              ----------     ----------     ----------     ----------     ----------     ----------
   Operating profit ......................         136.9          100.0           74.8           55.0           93.8           76.7
                                              ----------     ----------     ----------     ----------     ----------     ----------
Interest expense .........................          31.6           41.9           20.0           52.7           94.8           87.1
Other, net(4) ............................          11.3           15.1            6.7            3.5            8.2            7.3
                                              ----------     ----------     ----------     ----------     ----------     ----------
   Income (loss) before income
      taxes and extraordinary
      item ...............................          94.0           43.0           48.1           (1.2)          (9.2)         (17.7)
Income taxes .............................          23.5           13.8           16.8            6.8            7.0            6.1
                                              ----------     ----------     ----------     ----------     ----------     ----------
   Income (loss) before
      extraordinary item .................          70.5           29.2           31.3           (8.0)         (16.2)         (23.8)
Extraordinary item(5) ....................        --              (11.6)        --             --             --             --
                                              ----------     ----------     ----------     ----------     ----------     ----------
Net income (loss) ........................    $     70.5     $     17.6     $     31.3     $     (8.0)    $    (16.2)    $    (23.8)
                                              ==========     ==========     ==========     ==========     ==========     ==========
Other Financial Data:
EBITDA, as defined(6) ....................    $    174.3     $    178.1     $     87.7     $     91.8     $    160.1     $    139.5
EBITDA margin ............................           8.7%           9.1%          10.2%           8.0%           8.0%           7.4%
Adjusted EBITDA, as defined(7) ...........    $    210.8     $    198.5     $     87.7     $     91.8     $    160.1     $    139.5
Adjusted EBITDA margin ...................          10.5%          10.1%          10.2%           8.0%           8.0%           7.4%
Adjusted operating profit(7) .............    $    173.4     $    158.5     $     74.8     $     55.0     $     93.8     $     76.7
Adjusted operating profit margin .........           8.7%           8.1%           8.7%           4.8%           4.7%           4.0%
Depreciation & amortization(8) ...........    $     39.3     $     38.4     $     15.4     $     39.3     $     67.9     $     66.4
Capital expenditures .....................          41.4           32.7           13.8           16.5           61.0           68.8
Fabric sample book expenditures ..........          18.5           14.3            3.3            9.2           15.0           14.1
Cash provided by operating
   activities ............................         154.2          139.8          109.0           48.8           49.3           13.4
Cash used for investing
   activities ............................         (87.3)         (50.2)        (708.8)         (25.6)         (72.5)         (67.2)
Cash provided by (used for)
   financing activities ..................         (63.2)        (107.8)         622.1          (21.9)          15.8           53.1
Balance Sheet Data:
Working capital(9) .......................    $    449.9     $    440.8     $    496.1                    $    732.1     $    723.4
Total assets .............................       1,126.3        1,140.0        1,190.7                       1,903.9        1,907.5
Total debt ...............................         314.7          354.6          444.6                          27.7           15.2
Total liabilities ........................         636.7          702.6          737.4                         282.9          274.4
Masco net investment &
   advances(10) ..........................          --             --             --                         1,621.0        1,633.1
Stockholder's equity .....................         489.6          437.4          453.4                          --             --

----------
                                                   (footnotes on following page)

Footnotes to Selected Historical Financial Data:

1. LifeStyle acquired the Masco Home Furnishings Group, the Predecessor, as of August 5, 1996.

2. As a result of LifeStyle's evaluation of its global manufacturing and distribution base, LifeStyle incurred a $58.5 million charge in 1997 to rationalize and restructure its worldwide operations principally focusing on its Universal business unit. See Note 7 to the Financial Statements.

3. Included in selling, general and administrative expenses of the Predecessor are general corporate expenses which represent certain corporate staff support and administrative services provided by Masco. These expenses, which were charged to the Predecessor by Masco, consisted of $9.4 million for the period January 1, 1996 to August 5, 1996, $16.0 million and $12.7 million in 1995 and 1994, respectively.

4. Other, net includes receivables securitization costs of $9.1 million, $9.8 million and $4.4 million and amortization of deferred financing costs of $2.2 million, $3.9 million and $1.7 million for the years ended December 31, 1998 and 1997 and the period August 6, 1996 to December 31, 1996, respectively.

5. An extraordinary loss of $19.4 million ($11.6 million net of tax) was recorded in connection with the August 1997 replacement of LifeStyle's former revolving credit facility, Tranche A term loan and Tranche B term loan with LifeStyle's current $400.0 million senior secured revolving credit facility. The loss consisted of the write-off of unamortized deferred financing costs related to the early extinguishment of debt.

6. EBITDA is defined as net income (loss) before interest expense, receivables securitization costs, income taxes, depreciation and amortization expense (including amortization of fabric sample book expenditures), extraordinary items, and certain other non-cash charges and is computed as follows:

                                                      LifeStyle                                Predecessor
                                         ------------------------------------     --------------------------------------
                                            Year Ended               Period        Period             Year Ended
                                           December 31,               from          from              December 31,
                                         ----------------------     8/6/96 to     1/1/96 to      -----------------------
                                           1998          1997        12/31/96       8/5/96         1995           1994
                                         --------      --------      -------       -------       --------       --------
        Net income (loss) .......        $   70.5      $   17.6      $  31.3       $  (8.0)      $  (16.2)      $  (23.8)
        Interest expense ........            31.6          41.9         20.0          52.7           94.8           87.1
        Income taxes ............            23.5          13.8         16.8           6.8            7.0            6.1
        Depreciation and
           amortization .........            39.3          38.4         15.4          39.3           67.9           66.4
        Extraordinary item ......            --            11.6         --            --             --             --
        Receivables
           securitization costs .             9.1           9.8          4.4          --             --             --
        Other non-cash ..........             0.3          45.0         (0.2)          1.0            6.6            3.7
                                         --------      --------      -------       -------       --------       --------
        EBITDA ..................        $  174.3      $  178.1      $  87.7       $  91.8       $  160.1       $  139.5
                                         ========      ========      =======       =======       ========       ========

      (a) The $45.0 million non-cash item in 1997 includes a non-cash restructuring charge of $38.1 million, a non-cash loss on foreign currency remeasurement of $7.0 million and certain other non-cash items.

      LifeStyle believes that EBITDA provides additional information for determining its ability to meet debt service requirements. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates EBITDA in exactly the same fashion. As a result, EBITDA as presented above may not necessarily be comparable to similarly titled measures of other companies.

7. Adjusted EBITDA for the year ended December 31, 1997 excludes the $20.4 million cash portion of the restructuring charges and adjusted operating profit for 1997 excludes the $58.5 million of restructuring charges. Adjusted EBITDA and adjusted operating profit for the year ended December 31, 1998 exclude $30.0 million of transition costs related to the restructuring and reengineering initiatives, $4.0 million of costs related to the development and implementation of Year 2000 compliance measures and $2.5 million of costs related to the computer system implementation at The Robert Allen Group. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." LifeStyle utilizes adjusted EBITDA and adjusted operating profit when interpreting operating trends and results of operations of its core business operations. Accordingly, LifeStyle believes that these measures provide additional information for understanding and evaluating our financial condition, results of operations and cash flows. However, adjusted EBITDA and adjusted operating profit do not represent, and should not be considered as alternatives to, net income, cash flow from operations or operating profit as determined by generally accepted accounting principles, and do not necessarily indicate whether cash flow will be sufficient to meet cash requirements. Not every company calculates adjusted EBITDA or adjusted operating profit in exactly the same fashion. As a result, adjusted EBITDA and adjusted operating profit as presented above may not necessarily be comparable to similarly titled measures of other companies.

8. Depreciation and amortization includes depreciation of property and equipment, amortization of fabric sample books and amortization of deferred financing costs.

9. Working capital is defined as total current assets (excluding cash and cash investments and deferred taxes) less total current liabilities (excluding current maturities of long-term debt).

10. Advances from Masco were $1,195.0 and $1,192.0 at December 31, 1995 and 1994, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other similar terminology, or by discussions of strategy. LifeStyle's actual results could differ materially from those anticipated by any such forward-looking statements as a result of certain factors, including matters discussed herein and factors affecting the home furnishings industry in general, fluctuations in the price and supply of raw materials, competition and the dependence of LifeStyle on its managerial, manufacturing and sales and marketing personnel. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Financial Statements.

General

      LifeStyle is the largest manufacturer and marketer of home furnishings (fine furniture, including decorative accessories, and decorative home furnishing fabrics) in the U.S., with 1998 net sales of $2.0 billion. Fine furniture represented approximately 87% of LifeStyle's net sales in 1998 and decorative home furnishing fabrics represented approximately 13%.

      On August 5, 1996, Holdings acquired the Predecessor from Masco for approximately $1.1 billion. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities based upon estimated fair values as of the closing date of the acquisition. This allocation resulted in a reduction of non-current assets, principally property and equipment. As a result of the acquisition and new basis of accounting, LifeStyle's financial statements for periods subsequent to the acquisition are not comparable to the Predecessor's financial statements for periods prior to the acquisition. See Note 2 to the Financial Statements.

      At the time of the acquisition from Masco, LifeStyle embraced a strategic vision designed to dramatically improve the satisfaction of its customers and consumers with their home furnishings buying experience. LifeStyle also recognized that there were significant opportunities to improve its performance by rationalizing its substantial asset base and by making major improvements in its business processes. LifeStyle redirected its previous financial objective of maximizing sales growth to focus on enhancing cash flow, reducing operating costs and increasing profitability. LifeStyle also added senior managers with diverse manufacturing, marketing and other relevant expertise, including a number from outside the furniture industry, to complement LifeStyle's industry-experienced management team.

      LifeStyle adopted at the time of the acquisition an initial $28.3 million restructuring plan. This plan, which was substantially implemented in 1997, included the reduction of LifeStyle's manufacturing and distribution facilities from 89 to 82, provisions for severance costs associated with the closure of these facilities and the elimination of certain product lines that did not meet performance targets. As permitted by Emerging Issues Task Force ("EITF") Issue 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," the total cost of the plan of approximately $28.3 million was included as part of the purchase price allocation for LifeStyle's acquisition. LifeStyle also introduced coordinated, company-wide purchasing practices, improved its working capital management and reduced capital expenditure levels in light of significant previous investments.

      At the end of 1997, LifeStyle completed an in-depth evaluation of its global manufacturing and distribution base, and recorded a $58.5 million charge to rationalize and restructure its worldwide operations, focusing principally on LifeStyle's Universal Furniture business unit. The majority of Universal Furniture's restructuring activity occurred in Asia, where facilities with approximately 1.3 million square feet of manufacturing and distribution space have been eliminated, as production has been consolidated into existing, lower-cost Asian facilities. As a result of the restructuring, significant non-recurring costs have been incurred to sever lease obligations, provide for employee severance, and provide for the impairment of inventory and fixed assets. The restructuring initiatives included a reduction in workforce, eliminating approximately 3,000 positions by the end of 1998. The positions eliminated consist primarily of production and supervisory personnel.

      The activities discontinued consist of furniture and component parts manufacturing plants that supply other manufacturing operations. The activities previously performed at these facilities have been shifted to other facilities where existing production capacity can be more efficiently utilized. As such, the operations discontinued did not have separately identifiable revenues or operating income.

      As a result of the restructuring, inventory with a carrying value of $14.5 million was written off. Property and equipment, consisting primarily of real property, machinery and equipment at facilities to be closed, were written down, resulting in an impairment loss of $17.6 million. The fair value of these assets was determined based upon independent appraisals and analysis of comparable sales in the affected regions.

      This restructuring is expected to provide cost savings in future periods through reduced employee compensation and other operating costs, although no assurances can be given with regard to financial performance in any future period. These savings will continue to be offset for the next several quarters by production inefficiencies and other costs related to the restructuring and reengineering initiatives discussed below.

      Operating profit for 1997 included total non-recurring charges of $58.5 million, including the $14.5 million of inventory write-offs referred to above which are included in gross profit. The following table presents LifeStyle's restructuring activities for the periods indicated (in millions):

                                    Asset         Contractual      Employee
                                 write-downs      obligations      severance        Other               Total
                                -------------    -------------    ----------      ---------          ---------
December 31, 1997 ...            $  38.1           $  9.8           $  8.8           $  1.8           $  58.5
Activity during 1998:
     Non-cash items .              (38.1)             --               --               --              (38.1)
     Cash items .....               --               (8.5)            (8.8)            (1.8)            (19.1)
                                 -------           ------           ------           ------           -------
December 31, 1998 ...            $  --             $  1.3           $  --            $  --            $   1.3
                                 =======           ======           ======           ======           =======

      Further, in pursuit of LifeStyle's strategic vision and its goal of becoming its customers' and consumers' "favorite" home furnishings company, LifeStyle has undertaken a comprehensive reexamination of its methods of production, marketing, distribution and customer fulfillment with the objective of becoming operationally excellent by fundamentally improving the way orders are processed and goods are manufactured and delivered to customers. The key focus of these reengineering initiatives involves converting the furniture industry's historic "cuttings" or batch processing methodology into the more efficient make-to-order (or "Pull") methodology. Overall, these reengineering initiatives are designed to cut order-to-ship cycles dramatically - with a goal of being able to ship product in two weeks or less - as well as to reduce inventory, eliminate waste (add value) and improve product quality. LifeStyle has also implemented enhanced coordination across business units, including purchasing, manufacturing, marketing and technology.

      Principally as a result of these actions, LifeStyle improved its EBITDA margin from 8.0% in 1995 to 9.0% in 1996 and 9.1% in 1997 (10.1% in 1997 after adjustment to exclude restructuring charges). In 1998, LifeStyle significantly accelerated the reengineering-driven conversion of its manufacturing and business processes, which necessarily caused temporary disruption at certain plants and resulted in additional costs. Despite order growth of approximately 5.3% in 1998, LifeStyle's net sales increased by only 2.1% and its EBITDA margin declined from 9.1% to 8.7% as compared with 1997, primarily because of the reengineering initiatives described above. Exclusive of transition costs related to its restructuring and reengineering initiatives, costs related to the development and implementation of Year 2000 compliance measures and costs related to the computer system implementation at The Robert Allen Group, however, LifeStyle's adjusted EBITDA margin increased to 10.5% for 1998 from 10.1% for 1997. Further, LifeStyle's cash flow from operating activities increased from $49.3 million in 1995 to $154.2 million in 1998.

      In addition, from August 1996 through December 31, 1998, LifeStyle reduced working capital by $81.1 million to $449.9 million primarily through improved management of its inventories and accounts payable. This reduction in working capital, together with LifeStyle's operating cash flow, enabled it to reduce long-term debt by $238.7 million through 1998.

      Across all of LifeStyle's furnishings companies, approximately one-third of its products are currently shipped in two to three weeks, and the majority of all order-to-ship times are expected to attain these levels over the next 12 to 24 months. More than 50% of LifeStyle's plants are now implementing short-cycle management methodologies, and these "best practices" will be implemented enterprise-wide. LifeStyle believes that, once implemented, these reengineering initiatives will reduce manufacturing costs, significantly increase customer satisfaction and result in higher market share, sales and margins.

      As certain of these operational initiatives are implemented, they temporarily negatively impact existing manufacturing and business processes, resulting in additional costs and time inefficiencies. However, as the resultant benefits are realized, they increasingly come to exceed transition costs and yield net efficiency gains. The total transition costs related to reengineering and restructuring initiatives, net of efficiency gains, are expected to be approximately $48.0 million, of which $30.0 million was incurred during 1998 and the remaining approximately $18.0 million is expected to be incurred during 1999.

Results of Operations

      The following table has been prepared to set forth certain results of operations and other data as a percentage of net sales:

                                                        LifeStyle                                 Predecessor
                                         -----------------------------------------       ------------------------------
                                               Year Ended
                                              December 31,           Period from         Period from       Year Ended
                                         ------------------------     8/6/96 to           1/1/96 to       December 31,
                                           1998          1997          12/31/96             8/5/96            1995
                                         ----------    ----------    -------------       -------------    -------------
       Statement of Operations Data:
       Net sales.......................     100.0%        100.0%           100.0%              100.0%           100.0%
       Gross profit margin.............      24.5%         25.1%            25.6%               24.1%            24.7%
       Selling, general, and
          administrative expenses......      17.7%         17.7%            16.9%               19.4%            20.0%
       Operating profit margin.........       6.8%          5.1%             8.7%                4.8%             4.7%
       Interest expense................       1.6%          2.1%             2.3%                4.6%             4.8%
       Net income (loss)...............       3.5%          0.9%             3.7%              (0.7)%           (0.8)%
       Other Financial Data:
       Adjusted operating profit(1)....       8.7%          8.1%             8.7%                4.8%             4.7%
       Adjusted EBITDA(1)..............      10.5%         10.1%            10.2%                8.0%             8.0%

      (1) Adjusted operating profit and adjusted EBITDA for 1997 exclude restructuring charges. Adjusted operating profit and adjusted EBITDA for 1998 exclude the transition costs related to the restructuring and reengineering initiatives, costs related to the development and implementation of Year 2000 compliance measures and costs related to the computer system implementation at The Robert Allen Group. LifeStyle utilizes adjusted EBITDA and adjusted operating profit when interpreting operating trends and results of operations of its core business operations. Accordingly, LifeStyle believes that these measures provide additional information for understanding and evaluating our financial condition, results of operations and cash flows. However, adjusted EBITDA and adjusted operating profit do not represent, and should not be considered as alternatives to, net income, cash flow from operations or operating profit as determined by generally accepted accounting principles, and do not necessarily indicate whether cash flow will be sufficient to meet cash requirements. Not every company calculates adjusted EBITDA or adjusted operating profit in exactly the same fashion. As a result, adjusted EBITDA and adjusted operating profit as presented above may not necessarily be comparable to similarly titled measures of other companies.

Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
1997

      Net sales were $2,001.9 million for the year ended December 31, 1998, an increase of $42.1 million, or 2.1%, from $1,959.8 million for 1997. Net sales of fine furniture increased 3.0% to $1,744.7 million for the year ended December 31, 1998 from $1,693.6 million for 1997. Fine furniture orders for the year ended 1998 increased 6.3% over 1997, reflecting strong demand. While orders were strong, LifeStyle's net sales of fine furniture were negatively impacted as the implementation of planned restructuring, reengineering and logistics initiatives combined to temporarily limit product availability. This negative impact is likely to continue over the next several quarters, although at a reduced rate. Net sales of decorative home furnishing fabrics decreased 3.4% to $257.2 million for the year ended December 31, 1998 from $266.2 million for 1997. Decorative home furnishing fabric sales were lost due to shipping delays incurred during the implementation of a more sophisticated computer system at The Robert Allen Group. This computer system is now on-line and 24 hour order-to-ship availability with additional functionality is being achieved. In addition, fabric sales continue to be negatively impacted by customers migrating to leather, but new fabric product introductions are expected to recover some of the lost volume.

      Gross profit was $491.3 million for the year ended December 31, 1998, essentially flat, from $491.5 million for 1997. Gross profit margin decreased to 24.5% for the year ended December 31, 1998 from 25.1% for 1997. Although there was no non-recurring restructuring charge recorded in 1998 as in 1997, gross profit margin was negatively impacted by transition costs related to LifeStyle's restructuring and reengineering initiatives associated with implementation of "Pull" manufacturing processes, as well as temporary production inefficiencies, increased expenses associated with the successful introduction of an unusually large number of new products, inventory reduction programs and the costs related to the computer system implementation at The Robert Allen Group. LifeStyle is reengineering its manufacturing processes in order to reduce order-to-ship cycles, improve product quality and value, reduce inventories and broadly improve LifeStyle's responsiveness to customers and consumers. Gross profit is expected to be unfavorably impacted, although at a reduced rate, through the next several quarters as additional costs continue in support of these restructuring and reengineering initiatives.

      Selling, general and administrative expenses were $354.4 million for the year ended December 31, 1998, an increase of $6.9 million, or 2.0%, from $347.5 million for 1997. As a percentage of net sales, selling, general and administrative expenses were 17.7% for the year ended December 31, 1998, the same as in 1997. Selling expense was 10.8% of net sales as compared to 10.9% for 1997, and general and administrative expenses were 6.9% of net sales compared to 6.8% in 1997. General and administrative expenses increased due to higher consulting fees, Year 2000 compliance costs and other administrative costs, partially offset by reduced bad debt expense.

      Operating profit was $136.9 million for the year ended December 31, 1998, an increase of $36.9 million, or 36.9%, from $100.0 million for 1997. As a percentage of net sales, operating profit margin increased to 6.8% for the year ended December 31, 1998 from 5.1% for 1997. Operating profit was impacted by the aforementioned planned restructuring and reengineering initiatives, which necessarily caused disruption at certain plants and resulted in additional costs in 1998 and the restructuring charge in 1997. In addition, LifeStyle incurred costs related to Year 2000 compliance measures and the computer system implementation at The Robert Allen Group during 1998. Operating profit is expected to be unfavorably impacted, although at a reduced rate, through the next several quarters as additional costs continue in support of these restructuring and reengineering initiatives.

      Operating profit for the fine furniture segment increased $39.2 million to $110.9 million for the year ended December 31, 1998 from $71.7 million for 1997 due primarily to the $58.5 million restructuring charge taken in 1997 (no comparable charge was taken in 1998) partially offset by the reengineering and Year 2000 costs incurred in 1998 as discussed above. Operating profit for the fabric segment decreased $2.3 million to $26.0 million from $28.3 million for 1997 due primarily to the computer system implementation discussed above.

      Exclusive of transition costs related to LifeStyle's restructuring and reengineering initiatives, Year 2000 compliance costs and costs related to the computer system implementation at The Robert Allen Group, adjusted operating profit was $173.4 million, an increase of $14.9 million, or 9.4%, as compared to the year ended December 31, 1997. As a percentage of net sales, adjusted operating profit margin increased to 8.7% for the year ended December 31, 1998 from 8.1% for 1997.

      Interest expense was $31.6 million for the year ended December 31, 1998, a decrease of $10.3 million, or 24.6%, from 1997. This decrease was a result of lower average debt outstanding during the year ended December 31, 1998 and reduced interest rates obtained when LifeStyle refinanced its revolving credit facility in August 1997.

Comparison of the Results of Operations of LifeStyle and the Predecessor

      As a result of LifeStyle's acquisition from Masco and resulting new basis of accounting, the results of operations of LifeStyle are not directly comparable to those of the Predecessor. However, LifeStyle believes it is beneficial to analyze the results of operations for periods with a consistent number of months because the business continued to be operated by substantially the same management team as the Predecessor and the principal effects were the reduction in the carrying value of assets and the corresponding reduction in post-acquisition depreciation. For purposes of the discussion regarding net sales, gross profit and selling, general and administrative expenses that follow, we have combined the results of LifeStyle with those of the Predecessor to present a 12 month period ended December 31, 1996.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

      Net sales were $1,959.8 million for the year ended December 31, 1997, a decrease of $45.6 million, or 2.3%, from $2,005.4 million for the year ended December 31, 1996. Net sales of fine furniture decreased 2.3% to $1,693.6 million for the year ended December 31, 1997 from $1,733.3 million for the year ended December 31, 1996. Fine furniture sales were negatively impacted by LifeStyle's strategy of exiting less profitable products and by relatively soft major retailer sales, including reduced shipments to two large customers which filed for protection under Chapter 11 of the United States Bankruptcy Code. Net sales of decorative home furnishing fabrics decreased 2.2% to $266.2 million for the year ended December 31, 1997 from $272.1 million for the year ended December 31, 1996, as the continuing growth of leather as a replacement for fabric in upholstered furniture negatively impacted fabric sales. Reduced shipments to the two large customers that filed for protection under Chapter 11 and the elimination of less profitable products had a short-term negative impact on sales volume. However, LifeStyle believes that during 1998 it has substantially replaced the lost sales volume with product sales to other retail customers.

      Gross profit was $491.5 million for the year ended December 31, 1997, a decrease of $5.0 million, or 1.0%, from $496.5 million for the year ended December 31, 1996. Excluding the non-recurring restructuring charge of $14.5 million, gross profit increased by $9.5 million or 1.9% to $506.0 million. Gross profit margin, excluding this restructuring charge, increased to 25.8% in 1997 from 24.8% in 1996. This increase in gross profit margin was primarily attributable to LifeStyle's continuous improvement initiatives and the benefit of lower depreciation expense, partially offset by the impact of lower sales volume.

      Selling, general and administrative expenses were $347.5 million for the year ended December 31, 1997, a decrease of $19.2 million, or 5.2%, from $366.7 million for the year ended December 31, 1996. The decrease in general and administrative expenses reflects the benefits of LifeStyle's cost reduction initiatives, elimination of goodwill amortization, and the net decrease in general and administrative expenses that LifeStyle has incurred on a stand-alone basis compared to the management fees previously charged by Masco. These reductions were partially offset by higher bad debt expenses resulting from the bankruptcy filings previously mentioned. As a percentage of net sales, selling, general and administrative expenses improved to 17.7% for the year ended December 31, 1997 from 18.3% for the year ended December 31, 1996. Selling expense was 10.9% of net sales as compared to 11.0% for 1996, and general and administrative expenses decreased to 6.8% of net sales from 7.3% in 1996.

      Operating profit margin was 5.1% for the year ended December 31, 1997, compared with 8.7% for the period from August 6 through December 31, 1996. The decrease occurred for the reasons described in the two preceding paragraphs.

      Operating profit margins were 3.9% and 10.2% for the year ended December 31, 1997 compared with 7.6% and 10.5% for the period from August 6 through December 31, 1996 for the fine furniture segment and the fabric segment, respectively. The decrease in operating profit margins occurred for the reasons described above.

      Interest expense was $41.9 million for the year ended December 31, 1997, a decrease of $30.8 million, or 42.4%, from the year ended December 31, 1996. This decrease was a result of lower average debt outstanding during the year and reduced interest rates obtained when LifeStyle refinanced its revolving credit facility in August 1997.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

      Net sales were $2,005.4 million for the year ended December 31, 1996, an increase of $12.8 million, or 0.6%, from $1,992.6 million for the year ended December 31, 1995. Net sales of fine furniture increased 0.7% to $1,733.3 million for the year ended December 31, 1996 from $1,721.2 million for the year ended December 31, 1995. Net sales of fine furniture grew primarily due to new product introductions and modest increased industry demand, offset by the elimination of less profitable product lines. Net sales of decorative home furnishing fabrics increased 0.3% to $272.1 million for the year ended December 31, 1996 from $271.4 million for the year ended December 31, 1995, primarily due to strength in the woven segment of the market and improved business conditions, largely offset by lower demand for printed fabrics and reduced demand as leather increased its market share.

      Gross profit was $496.5 million for the year ended December 31, 1996, an increase of $4.9 million, or 1.0%, from $491.6 million for the year ended December 31, 1995. Gross profit was enhanced from August 6, 1996 to December 31, 1996 by reduced depreciation expense, but this improvement was offset by increased expenditures which were primarily the result of temporary plant closings due to bad weather and start-up costs related to substantial new product introductions. Overall, gross profit margins increased from 24.7% in 1995 to 24.8% in 1996.

      Selling, general and administrative expenses were $366.7 million for the year ended December 31, 1996, a decrease of $31.1 million, or 7.8%, from $397.8 million for the year ended December 31, 1995. As a percentage of net sales, selling, general and administrative expenses improved to 18.3% for the year ended December 31, 1996 from 20.0% for the year ended December 31, 1995. Selling expense was 11.0% of net sales as compared to 11.8% for 1995, and general and administrative expenses decreased to 7.3% of net sales from 8.2% in 1995. The decrease in general and administrative expenses reflects the benefits of LifeStyle's cost reduction initiatives implemented in late 1995, combined with the net decrease in general and administrative expenses incurred since August 6, 1996 as a stand alone company when compared to the management fees previously charged to the Predecessor by Masco.

      Operating profit margin increased to 4.8% for the period from January 1 through August 5, 1996, compared with 4.7% for the year ended December 31, 1995. This improvement was achieved primarily for the reasons discussed in the two preceding paragraphs.

      Interest expense was $72.6 million for the year ended December 31, 1996, a decrease of $22.2 million, or 23.4%, from the year ended December 31, 1995. This decrease was a result of lower average debt outstanding during the period from August 6 through December 31, 1996. Proceeds from debt issued in connection with the acquisition were used to repay, in part, the funds previously advanced by Masco. The decrease in interest expense as a result of the lower average debt outstanding was partially offset by higher average borrowing rates from August 6 through December 31, 1996.

Liquidity and Capital Resources

      LifeStyle's liquidity needs arise primarily from debt service, working capital needs and the funding of capital expenditures. LifeStyle's principal source of cash to fund its liquidity needs is its net cash from operating activities and availability of borrowings under its current $400.0 million Credit Facility.

      During the year ended December 31, 1998, net cash from operating activities totaled $154.2 million, net cash used for investing activities totaled $87.3 million, and net cash used for financing activities totaled $63.2 million. For the year ended December 31, 1997, net cash from operating activities totaled $139.8 million, net cash used for investing activities totaled $50.2 million, and net cash used for financing activities totaled $107.8 million. Cash dividends of $16.5 million and $23.3 million were paid to Holdings during January 1999 and 1998, respectively.

      Capital expenditures totaled $41.4 million for the year ended December 31, 1998, compared to $32.7 million for the comparable period of 1997. LifeStyle believes that no significant increase in capital expenditure levels will be required during the next several years. Fabric sample book expenditures totaled $18.5 million for the year ended December 31, 1998, an increase of $4.2 million over the comparable period of 1997.

      LifeStyle made net principal payments on its long-term debt of $39.9 million during 1998 and $90.1 million during 1997. Total long-term debt decreased to $314.7 million as of December 31, 1998 as compared to $354.6 million at December 31, 1997. As of December 31, 1998, the amount available under the Credit Facility was $272.1 million (net of face amount of existing letters of credit of $15.4 million).

      On February 1, 1999, using borrowings under its Credit Facility, LifeStyle purchased a subordinated note in the principal amount of $35.0 million from HL Holding Corporation ("HL"), an affiliate of one of Holdings' stockholders, in connection with HL's acquisition of the HomeLife furniture retailing division of Sears. The note is unsecured, will accrue interest at an annual rate of 11.0% (or 11.5% if this interest is paid in kind at the option of HL) and is due in 2004. The note is subordinated in payment to $10.0 million of senior debt of HL, the guarantee by HL of a $95.0 million credit facility of its subsidiary and any other guarantee by HL of subsidiary debt. The HomeLife division being acquired by HL has been a long-time customer of LifeStyle. It is expected that following this acquisition, LifeStyle and HomeLife will enjoy an enhanced business relationship on an on-going basis.

      LifeStyle replaced its current receivables securitization facility with a new facility in 1999. The new facility provides LifeStyle with increased financial flexibility by providing more favorable terms and conditions, including higher funding amounts (an increase of approximately $30.0 million), reduced reserve requirements, and a lower total cost of funds.

      Holdings has filed a Registration Statement on Form S-1 (File No. 333-58655) relating to the initial public offering of its common stock. In connection with the planned initial public offering of Holdings, LifeStyle will be merged with and into Holdings, which will then change its name to LifeStyle Furnishings International Ltd. The timing of the proposed Offerings has not yet been determined.

      LifeStyle currently has outstanding $200.0 million principal amount of subordinated notes. In connection with the Offerings, LifeStyle commenced a cash tender offer to acquire all the subordinated notes. LifeStyle expects to incur indebtedness to finance the purchase of the subordinated notes. As part of the Tender Offer, LifeStyle has solicited consents from the holders of the subordinated notes to remove substantially all of the covenants from the indenture governing the Subordinated Notes. In connection with the repurchase of the subordinated notes, LifeStyle expects to incur an extraordinary charge of approximately $29.0 million after tax.

      Upon completion of the Offerings, Masco has agreed to provide LifeStyle with a $100.0 million senior unsecured revolving line of credit, bearing interest at 50 basis points over LifeStyle's borrowing rate from time to time under its Credit Facility (or any successor facility), and maturing on the third anniversary of the completion of the Offerings. LifeStyle does not anticipate an immediate need for these funds.

      In connection with the Offerings, LifeStyle intends to obtain an additional revolving line of credit prior to the consummation of the Offerings.

      LifeStyle believes that cash generated from operations, together with the amounts available under the Credit Facility, the new receivables securitization facility and the new revolving lines of credit, will be adequate to fund its debt service requirements, working capital needs and capital expenditures for the foreseeable future, although no assurance can be given in this regard.

      On August 15, 1997, LifeStyle replaced the former revolving credit facility, Tranche A term loan and Tranche B term loan with its current Credit Facility. The Credit Facility provides LifeStyle with increased financial flexibility by eliminating quarterly principal payment requirements, reducing financing costs and reducing the number of restrictive covenants. In connection with the repayment of the former revolving credit and term loan facilities, LifeStyle recorded an extraordinary non-cash charge of $19.4 million ($11.6 million net of tax), consisting of the write-off of unamortized deferred financing costs.

      In connection with the issuance of the senior subordinated notes, LifeStyle's domestic operating subsidiaries fully and unconditionally guarantee LifeStyle's performance under the subordinated notes on a joint and several basis. There are no restrictions under LifeStyle's financing arrangements on the ability of LifeStyle's domestic operating subsidiaries to distribute funds to LifeStyle in the form of cash dividends, loans or advances.

Year 2000 Issues

      Year 2000 issues are the result of computer programs that were written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other material adverse consequences, a temporary inability to process transactions or engage in similar normal business activities.

      LifeStyle and its operating subsidiaries are evaluating their computerized systems on an internal basis, and making corrective plans where required. Such evaluations are designed to cover all financial and operational systems, and LifeStyle has begun to make the necessary changes. LifeStyle has hired a Year 2000 Project Director who is charged with Year 2000 planning and remediation, and it has established a committee comprised of senior managers to review its Year 2000 implementation strategy and to oversee Year 2000 compliance measures. LifeStyle has also contracted with a computer systems consulting firm to conduct a review of all of its computer systems and to issue a report on the necessary compliance measures. LifeStyle intends to complete remediation, testing and implementation by the middle of 1999. LifeStyle currently anticipates that the development and implementation of Year 2000 compliance measures will cost approximately $12 million, all of which will be expensed. In 1998, LifeStyle incurred and expensed approximately $4 million on these measures. In addition, during 1997, LifeStyle began implementing a company-wide, Oracle-based software platform that is designed to be Year 2000 compliant.

      In addition to LifeStyle's internal information technology ("IT") systems, it also has certain non-IT systems (e.g., machinery and equipment) that utilize embedded technology such as microcontrollers. LifeStyle does not believe that its operations depend significantly on the technology contained in any non-IT systems that are subject to Year 2000 compliance issues. As noted above, however, LifeStyle has initiated an assessment of its computerized systems that will cover any material non-IT systems.

      Because of the interdependent nature of business systems, LifeStyle and its operating subsidiaries could also be materially adversely affected if utilities, private businesses and governmental entities with which they do business or from which they obtain essential goods and services are not Year 2000 compliant. In order to determine how LifeStyle would be affected if a third party failed to resolve its own Year 2000 issues, LifeStyle is communicating with suppliers, customers and other third parties about the compliance of their own systems. LifeStyle currently believes that a significant portion of this third party risk relates to its operations outside the United States.

      If LifeStyle and its business partners fail to achieve Year 2000 compliance on a timely basis, the possible material consequences include, among other things, temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. As a result of such Year 2000 issues, LifeStyle's business and its results of operations could be materially adversely affected by a temporary inability to conduct business in the ordinary course for a period of time during and around the year 2000. However, LifeStyle believes that its Year 2000 compliance readiness program should significantly reduce the adverse effect of any such disruptions, and LifeStyle is in the process of developing a contingency plan to address any such disruptions.

International Operations

      LifeStyle conducts operations in a number of foreign countries including Canada, China, Hong Kong, Indonesia, Malaysia, the Philippines, Taiwan, Thailand and several European countries.

      LifeStyle's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. The financial position and results of operations of LifeStyle's foreign subsidiaries are remeasured using the U.S. dollar or translated using the local currency as the functional currency depending on the nature of the operations. However, LifeStyle's revenue is generated primarily in the United States and, accordingly, is not significantly impacted by the Asian devaluation. LifeStyle does not engage in foreign currency hedging.

      During 1998, LifeStyle recorded a $2.5 million loss on remeasurement and foreign currency transactions and a $1.9 million translation adjustment to stockholder's equity. During 1997, LifeStyle recorded a $7.0 million loss on remeasurement and foreign currency transactions and a $10.2 million translation adjustment to stockholder's equity because of the significant devaluation of the Asian currencies against the U.S. dollar.

      Financial information concerning LifeStyle's foreign operations, including the net sales and assets that are attributable to LifeStyle's operations in the United States and in foreign countries, are set forth in Note 15 to the Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk

      LifeStyle is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. LifeStyle does not engage in foreign currency hedging or the use of derivatives to manage commodity price fluctuations or for speculative purposes. LifeStyle is exposed to risks associated with changes in interest rates under its various debt arrangements and the receivables securitization facility. In order to manage its exposure to this market risk, LifeStyle maintains interest rate collar arrangements on $250.0 million of long-term debt. LifeStyle's exposure to changes in interest rates is summarized as follows:

                                                          Expected maturity Date
                            ------------------------------------------------------------------------------------
                                                                                     2004 and                      Fair
                              1999     2000      2001        2002          2003      Thereafter        Total       Value
                            --------  -------  -------  --------------  ----------  -----------   --------------  --------
                                                                      (in millions)
Long term debt:
Variable Rate (Credit
   Facility)............    $   2.5                     $        75.0   $    35.0   $             $       112.5   $ 112.5
Weighted average rate...     8.750%                            5.875%      5.875%                        5.940%
Fixed Rate
   (Subordinated Notes).                                                            $    200.0    $       200.0   $ 221.0
Weighted average rate...                                                               10.875%          10.875%
Interest rate collars:
Notional amount (1).....                                $       250.0                             $       250.0   $ (2.1)
Ceiling/floor...........                                  6.750%/4.885%                             6.750%/4.885%
Off-balance sheet
   financial
   instruments:
Receivables facility....                                $       150.0                             $       150.0   $ 150.0
Weighted average rate...                                       5.789%                                    5.789%

(1) The notional amount represents the contract amount, not the amount at risk.

Inflation

      LifeStyle does not believe that inflation has had a material impact on its financial position or results of operations during the periods covered by the Financial Statements.

Seasonality

      LifeStyle does not believe that its results of operations fluctuate materially due to seasonality.

Recently Issued Statements of Financial Accounting Standards ("SFAS")

      SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," became effective in 1998. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that LifeStyle report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Comparative disclosures which include prior period information have been restated to conform with the provisions of SFAS No. 131.

      SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits," became effective in 1998. This Statement standardizes the disclosure requirements for pensions and postretirement benefits and requires changes in disclosures of benefit obligations and fair values of plan assets. Comparative disclosures which include prior period information have been restated to conform with the provisions of SFAS No. 132.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will become effective for fiscal years beginning after June 15, 1999. This Statement standardizes the disclosure requirements for derivative instruments and requires that all derivatives be recognized as assets or liabilities and measured at fair value. LifeStyle does not believe that its adoption will have a material impact on its financial statements.

Item 8. FINANCIAL STATEMENTS


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

      We have audited the accompanying consolidated balance sheets of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries ("LifeStyle") as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income and cash flows for each of the two years in the period ended December 31, 1998 and for the period from August 6, 1996 to December 31, 1996. We have also audited the combined statements of operations, comprehensive income and cash flows of the Masco Home Furnishings Group (certain subsidiaries of Masco Corporation, as described in Note 2, and the LifeStyle's predecessor) for the period from January 1, 1996 to August 5, 1996. These financial statements are the responsibility of the LifeStyle's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 and for the period from August 6, 1996 to December 31, 1996, and the combined results of operations and cash flows of the Masco Home Furnishings Group for the period from January 1, 1996 to August 5, 1996, in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the financial statements, the combined financial statements for the periods ended prior to August 6, 1996 do not reflect the new basis of accounting established by the acquisition of the Masco Home Furnishings Group and are presented on the historical cost basis existing prior to the acquisition period.

/s/  PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers  LLP
Greensboro, North Carolina
February 1, 1999

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           December 31,            December 31,
                                                                                               1998                   1997
                                                                                           -----------             -----------
ASSETS
Current assets:
   Cash and cash investments ..................................................            $     7,740             $     4,140
   Trade receivables ..........................................................                 46,870                  64,480
   Investment in receivables trust ............................................                 92,220                  64,010
   Other receivables ..........................................................                 41,200                  40,710
   Inventories ................................................................                478,940                 510,110
   Prepaid expenses ...........................................................                 39,760                  35,440
   Deferred income taxes ......................................................                 28,010                  38,530
                                                                                           -----------             -----------
        Total current assets ..................................................                734,740                 757,420
Property and equipment, net ...................................................                359,110                 337,390
Other assets ..................................................................                 32,470                  45,160
                                                                                           -----------             -----------
        Total assets ..........................................................            $ 1,126,320             $ 1,139,970
                                                                                           ===========             ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Long-term debt, current ....................................................            $     3,160             $     2,970
   Accounts payable ...........................................................                137,410                 124,000
   Accrued liabilities ........................................................                111,640                 149,940
                                                                                           -----------             -----------
        Total current liabilities .............................................                252,210                 276,910
Long-term debt ................................................................                311,520                 351,600
Deferred income taxes .........................................................                 21,230                  20,000
Other long-term liabilities ...................................................                 51,780                  54,070
                                                                                           -----------             -----------
        Total liabilities .....................................................                636,740                 702,580
                                                                                           -----------             -----------

Stockholder's equity:
   Common stock, $.01 par value, 3,000 shares authorized, 100 shares issued and
      outstanding .............................................................                   --                      --
   Additional paid-in capital .................................................                421,050                 421,050
   Retained earnings ..........................................................                 79,560                  25,510
   Foreign currency translation ...............................................                (11,030)                 (9,170)
                                                                                           -----------             -----------
        Total stockholder's equity ............................................                489,580                 437,390
                                                                                           -----------             -----------
        Total liabilities and stockholder's equity ............................            $ 1,126,320             $ 1,139,970
                                                                                           ===========             ===========

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                            STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                             LifeStyle                             Predecessor
                                                    -------------------------------------------------------      ---------------
                                                               Year Ended                     Period from          Period from
                                                               December 31,                   Aug. 6, 1996         Jan. 1, 1996
                                                    --------------------------------               to                   to
                                                        1998                 1997             Dec. 31, 1996        Aug. 5, 1996
                                                    -----------          -----------           -----------          -----------
Net sales ................................          $ 2,001,930          $ 1,959,780           $   857,490          $ 1,147,890
Cost of sales ............................            1,510,630            1,453,770               638,140              870,650
Restructuring charge .....................                 --                 14,480                  --                   --
                                                    -----------          -----------           -----------          -----------
   Gross profit ..........................              491,300              491,530               219,350              277,240
Selling, general and administrative
   expenses ..............................              354,380              347,550               144,580              222,230
Restructuring charge .....................                 --                 44,020                  --                   --
                                                    -----------          -----------           -----------          -----------
   Operating profit ......................              136,920               99,960                74,770               55,010
                                                    -----------          -----------           -----------          -----------
Other expense, net:
   Interest expense ......................               31,580               41,900                19,930                  970
   Interest expense, Masco ...............                 --                   --                    --                 51,720
   Other, net ............................               11,350               15,110                 6,730                3,480
                                                    -----------          -----------           -----------          -----------
                                                         42,930               57,010                26,660               56,170
                                                    -----------          -----------           -----------          -----------
   Income (loss) before income taxes and
      extraordinary item .................               93,990               42,950                48,110               (1,160)
Income taxes .............................               23,450               13,750                16,840                6,830
                                                    -----------          -----------           -----------          -----------
   Income (loss) before extraordinary item               70,540               29,200                31,270               (7,990)
Extraordinary item - loss on early
   extinguishment of debt (net of income
   taxes of $7,750) ......................                 --                (11,620)                 --                   --
                                                    -----------          -----------           -----------          -----------
   Net income (loss) .....................          $    70,540          $    17,580           $    31,270          $    (7,990)
                                                    ===========          ===========           ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                       STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                             LifeStyle                             Predecessor
                                                    -------------------------------------------------------      ---------------
                                                               Year Ended                     Period from          Period from
                                                               December 31,                   Aug. 6, 1996         Jan. 1, 1996
                                                    --------------------------------               to                   to
                                                        1998                 1997             Dec. 31, 1996        Aug. 5, 1996
                                                    -----------          -----------           -----------          -----------
Net income (loss) .....................              $ 70,540             $ 17,580              $ 31,270             $ (7,990)
Other comprehensive income, net of tax:
  Foreign currency translation ........                (1,860)             (10,210)                1,040                 (830)
                                                     --------             --------              --------             --------
Comprehensive income (loss) ...........              $ 68,680             $  7,370              $ 32,310             $ (8,820)
                                                     ========             ========              ========             ========

    The accompanying notes are an integral part of the financial statements.

                                        LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                                                STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)

                                                                             LifeStyle                             Predecessor
                                                        ---------------------------------------------------      ---------------
                                                                 Year Ended                   Period from          Period from
                                                                 December 31,                 Aug. 6, 1996         Jan. 1, 1996
                                                        ------------------------------             to                   to
                                                           1998                1997           Dec. 31, 1996        Aug. 5, 1996
                                                        ----------          ----------         -----------          -----------
Operating Activities:
    Net income (loss) ........................          $  70,540          $   17,580          $   31,270          $   (7,990)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation and amortization ..........             25,650              24,160               9,610              29,790
      Fabric sample book amortization ........             13,660              14,250               5,820               9,470
      Bad debt provision .....................              2,580               6,080               1,580               2,250
      Deferred income taxes ..................             11,750              (6,680)             (5,890)             (2,610)
      Extraordinary loss, net of tax .........               --                11,620                --                  --
      Restructuring charge ...................               --                58,500                --                  --
  Changes in operating assets and liabilities:
      Receivables ............................             13,780              16,570              (3,710)             39,550
      Inventories ............................             31,170               1,710              34,460             (17,480)
      Prepaid expenses and other assets ......              5,390              (5,190)             (9,740)              2,470
      Accounts payable .......................             13,410              30,970               9,420              (1,890)
      Other liabilities ......................            (33,760)            (29,750)             36,220              (4,720)
                                                        ---------           ---------           ---------           ---------
        Net cash provided by operating
           activities ........................            154,170             139,820             109,040              48,840
                                                        ---------           ---------           ---------           ---------
Investing Activities:
   Capital expenditures ......................            (41,410)            (32,650)            (13,820)            (16,520)
   Fabric sample book expenditures ...........            (18,540)            (14,280)             (3,260)             (9,190)
   Net investments in receivables trust ......            (28,210)            (12,890)            (51,120)               --
   Issuance of notes receivable ..............             (1,040)             (3,990)               --                  --
   Collection of notes receivable ............              7,440              16,650               1,670               2,790
   Acquisition of businesses, net of
        cash  acquired .......................               --                  --              (645,430)               --
   Other, net ................................             (5,580)             (3,080)              3,200              (2,640)
                                                        ---------           ---------           ---------           ---------
      Net cash used for investing
           activities ........................            (87,340)            (50,240)           (708,760)            (25,560)
                                                        ---------           ---------           ---------           ---------
Financing Activities:
   Proceeds from long-term debt ..............             47,500             234,000             525,000              87,760
   Repayments of long-term debt ..............            (87,000)           (325,000)           (108,690)            (87,090)
   Net proceeds (repayments) from other
        debt .................................               (390)                950                --                  --
   Net proceeds (repayments) from accounts
          receivable transactions ............               --               (17,000)            167,000                --
   Capital contribution ......................               --                  --                76,400                --
   Deferred financing costs ..................               --                  (790)            (37,590)               --
   Dividends paid ............................            (23,340)               --                  --                  --
   Decrease in Masco net investment and
        advances .............................               --                  --                  --               (22,600)
                                                        ---------           ---------           ---------           ---------
      Net cash provided by (used for)
           financing activities ..............            (63,230)           (107,840)            622,120             (21,930)
                                                        ---------           ---------           ---------           ---------
Cash and Cash Investments:
   Increase (decrease) for the period ........              3,600             (18,260)             22,400               1,350
   Balance, beginning of period ..............              4,140              22,400                --                17,310
                                                        ---------           ---------           ---------           ---------
   Balance, end of period ....................          $   7,740           $   4,140           $  22,400           $  18,660
                                                        =========           =========           =========           =========
Supplemental Disclosure of Cash Flow
   Information:
    Cash paid for:
   Interest ..................................          $  31,830           $  44,450           $   6,200           $  52,700
                                                        =========           =========           =========           =========
   Income taxes ..............................          $  12,050           $  28,300           $   7,000           $  10,000
                                                        =========           =========           =========           =========

Non-cash transactions:

      On November 13, 1998, LifeStyle declared a cash dividend, payable January 1999, of $16.5 million to Holdings.

      On December 12, 1997, LifeStyle declared a cash dividend, payable January 1998, of $23.3 million to Holdings.

      In addition to the acquisition consideration reflected above, Holdings issued $285.0 million in notes and $60.0 million in equity securities to Masco during 1996.

    The accompanying notes are an integral part of the financial statements.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                          NOTES TO FINANCIAL STATEMENTS

1. The Company

      LIFESTYLE FURNISHINGS INTERNATIONAL LTD. ("LifeStyle") was formed in May 1996 for the purpose of acquiring (the "acquisition") the Masco Home Furnishings Group (the "Predecessor") from Masco Corporation ("Masco"). In the formation of LifeStyle, 100 shares of common stock were issued to FURNISHINGS INTERNATIONAL INC. ("Holdings"), LifeStyle's sole stockholder. On August 5, 1996, Holdings acquired the Predecessor from Masco for approximately $1.1 billion and contributed substantially all of the businesses acquired to LifeStyle, its wholly owned subsidiary. The purchase price of $1.1 billion was financed by: (i) senior bank facilities ($325.0 million); (ii) the senior subordinated notes ($200.0 million); (iii) equity contribution ($421.0 million); and (iv) proceeds from sale of accounts receivable ($155.0 million). (See Note 8 Receivables Facility and Note 9 Long-Term Debt).

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price, which was $650 million less than the historical carrying amount of the net assets of the Predecessor, was allocated to the acquired assets and assumed liabilities based upon estimated fair values as of the closing of the acquisition. This allocation resulted in the elimination of goodwill and a reduction of non-current assets, principally property and equipment.

      As a result of the acquisition and new basis of accounting, LifeStyle's financial statements for the periods subsequent to the acquisition are not comparable to the Predecessor's financial statements for the periods prior to the acquisition.

      Holdings has filed a Registration Statement on Form S-1 (File No. 333-58655) relating to the initial public offering of its common stock (the "Offerings"). In connection with the Offerings, LifeStyle Furnishings International Ltd. will be merged with and into Furnishings International Inc., which will then change its name to LifeStyle Furnishings International Ltd. The timing of the planned Offerings has not yet been determined.

2. Basis of Presentation and Accounting Policies

      Basis of Presentation. LifeStyle is engaged in the business of manufacturing and marketing home furnishings, including fine furniture and decorative home furnishing fabrics. Revenue is recognized when products are shipped to customers. The Financial Statements include the accounts of LifeStyle and its subsidiary companies. The Financial Statements presented herein include those of the Predecessor for the period prior to August 6, 1996 and LifeStyle subsequent to that date. Intercompany accounts and transactions are eliminated. In the Notes to the Financial Statements, all dollar amounts are shown in thousands unless otherwise stated.

      The financial information for the periods ended on or prior to August 5, 1996 refers to the Predecessor as it existed prior to the acquisition. The Predecessor was not a legal entity and included certain Masco subsidiaries whose operations consisted of the manufacture and sale of home furnishings, including fine furniture and decorative home furnishing fabrics. The results of operations of the Predecessor, as presented herein, may not be the same as would have occurred had the Predecessor been an entity independent of Masco.

      In connection with the acquisition, the purchase price allocation resulted in the elimination of historical goodwill and a reduction of non-current assets, principally property and equipment. This allocation was a result of the historical carrying amount of the net assets of the Predecessor being in excess of the purchase price paid by LifeStyle. Prior to the acquisition and in accordance with Masco's accounting policy note, Masco periodically assessed whether there had been an impairment of assets primarily by comparing current and projected annual sales, operating income and annual cash flows on an undiscounted basis with the related annual amortization expense. As of December 31, 1995 and through the date of the acquisition by LifeStyle, the goodwill and property and equipment of the Predecessor had been subjected to an evaluation for impairment based on this policy. The results of these cash flow tests indicated that there was no impairment.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

2. Basis of Presentation and Accounting Policies (Continued)

      Included in selling, general and administrative expenses of the Predecessor are general corporate expenses which represent certain corporate staff support and administrative services previously provided by Masco. These expenses were charged to the Predecessor by Masco based upon approximately one percent of sales of most domestic Predecessor operations. Because these services were never contracted with outsiders nor bids obtained, it is not practical to disclose estimates of what the cost would have been on a stand alone basis. In addition, the Predecessor participated in certain programs provided by Masco including various insurance programs and incentive compensation plans; related costs of these programs that exceed amounts included in general corporate expenses were separately charged to the Predecessor by Masco.

      Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires LifeStyle to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

      Cash and Cash Investments. LifeStyle considers all highly liquid investments with an original maturity of three months or less to be cash and cash investments.

      Receivables. Trade and other receivables are presented net of aggregate allowances for doubtful accounts of $2.8 million at December 31, 1998 and $3.9 million at December 31, 1997.

      Deferred Charges. Deferred charges, which consist primarily of debt issuance costs associated with the acquisition from Masco are amortized over the terms of the related debt using the effective interest method. Deferred charges totaling $13.8 million, net of accumulated amortization of $5.2 million, and $16.0 million, net of accumulated amortization of $3.0 million, were included in Other Assets in the accompanying balance sheets as of December 31, 1998 and 1997, respectively. In August 1997, LifeStyle wrote off $19.4 million of unamortized deferred financing costs related to the early extinguishment of debt.

      Property and Equipment. Property and equipment are stated at acquisition cost as determined under APB Opinion No. 16 "Business Combinations." Assets acquired subsequent to the acquisition, including significant betterments to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. LifeStyle reviews property and equipment for impairment and write down to fair value whenever events or circumstances indicate that the carrying value may not be recoverable through undiscounted cash flows. Fair value is determined based on comparable market values, when available, or discounted cash flows.

      Depreciation and Amortization. Depreciation is computed principally using the straight line method over the estimated useful lives of the assets. LifeStyle generally uses estimated useful lives ranging from 15 to 40 years for buildings and land improvements, and 3 to 8 years for machinery and equipment. Purchased software and direct external costs related to the implementation of the software are capitalized and amortized over a range of three to six years. Depreciation expense was $23.4 million during 1998, $20.2 million during 1997, $7.6 million for the period August 6, 1996 to December 31, 1996 and $21.5 million for the period January 1, 1996 to August 5, 1996.

      LifeStyle produces fabric sample books which are used to market some of its products. LifeStyle capitalizes the cost of these sample books and amortizes their cost over three years as a selling expense. The unamortized net cost of the sample books is included in other assets and prepaid expenses and at December 31, 1998 and 1997 aggregated $22.7 million and $17.9 million, respectively, and the related amounts charged to selling expense were $13.7 million during 1998, $14.3 million during 1997, $5.8 million for the period August 6, 1996 to December 31, 1996 and $9.5 million for the period January 1, 1996 to August 5, 1996.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

2. Basis of Presentation and Accounting Policies (Continued)

      Joint Ventures. LifeStyle has investments in several fifty-fifty joint ventures in Asia which are accounted for on the equity method. At December 31, 1998 and 1997, LifeStyle's investment in these joint ventures totaled $5.5 million and $7.3 million, respectively, and is included in other assets. In connection with certain of these investments, LifeStyle has guaranteed a minimum return on investment to its joint venture partners if certain annual financial targets are not achieved. LifeStyle records a liability for these guarantees when payment is both probable and estimable.

      Receivables Facility. LifeStyle accounts for its receivables facility in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 allows LifeStyle to derecognize the trade receivables transferred to LFI Receivables Corporation (Note 8).

      Fair Value of Financial Instruments and Concentrations of Credit Risk. The carrying value of financial instruments reported in the balance sheets for current assets and current liabilities approximates fair value. The carrying values of notes receivable, revolving credit facilities, investment in receivables trust and the forward contract to sell accounts receivable approximate fair value as the floating rates inherent in the related financial instruments reflect changes in overall market interest rates. The fair value of the senior subordinated notes was approximately $221 million and $222 million as of December 31, 1998 and 1997, respectively, based on quoted market values, compared to a carrying value of $200.0 million. LifeStyle's residual interest retained in securitized receivables is presented at cost, which equals the face amount of the underlying securitized receivables. The fair value of the investment in receivables trust, representing LifeStyle's residual interest retained in securitized receivables, approximates cost due to the current nature of the underlying accounts.

      LifeStyle's interest rate collar arrangements, which result in $250.0 million of LifeStyle's long-term debt being subject to a LIBOR ceiling of 6.75% and a LIBOR floor of 4.89%, had a fair value of approximately $(2.1) and $(0.4) million at December 31, 1998 and 1997, respectively, with a carrying value of zero.

      Foreign Currency Translation. Assets and liabilities of LifeStyle's foreign subsidiaries, where the local currency is the functional currency, are translated at the balance sheet date exchange rates and statement of operations accounts are translated at the average rates prevailing during the year. Adjustments resulting from the translation are recorded as a separate component of stockholder's equity.

      The following table reconciles the changes from period to period:

                                                      December 31,
                                                 ----------------------
                                                   1998          1997
                                                 --------      --------
        Balance, beginning of period .......     $ (9,170)     $  1,040
        Translation adjustment .............       (1,860)      (10,210)
        Income tax effect ..................         --            --
                                                 --------      --------
        Balance, end of period .............     $(11,030)     $ (9,170)
                                                 ========      ========

      Assets and liabilities of LifeStyle's foreign subsidiaries, where the U.S. dollar is the functional currency, are remeasured at balance sheet date exchange rates, except for non-monetary assets and liabilities, which are remeasured using historical exchange rates. The resulting gains and losses are included in "Other, net" in the statement of operations.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

2. Basis of Presentation and Accounting Policies (Continued)

      During 1998, LifeStyle recorded a $2.5 million loss on remeasurement and foreign currency transactions and a $1.9 million translation adjustment to stockholder's equity. During 1997, LifeStyle recorded a $7.0 million loss on remeasurement and foreign currency transactions and a $10.2 million translation adjustment to stockholder's equity because of the significant devaluation of the Asian currencies against the U.S. dollar.

      Reclassifications. Certain prior period amounts have been reclassified to conform with current period presentation.

      Recently Issued Accounting Standards. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," became effective in 1998. Comparative disclosures which include prior period information have been restated to conform with the provisions of this Statement. (Note 15)

      SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits," became effective in 1998. Comparative disclosures which include prior period information have been restated to conform with the provisions of this Statement. (Note 10)

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will become effective for fiscal years beginning after June 15, 1999. This Statement standardizes the disclosure requirements for derivative instruments and requires that all derivatives be recognized as assets or liabilities and measured at fair value. LifeStyle does not believe that its adoption will have a material impact on its financial statements.

3. Inventories

                                                     December 31,
                                               -------------------------
                                                 1998             1997
                                               --------         --------
        Finished goods ...............         $212,730         $216,360
        Raw material .................          192,680          216,010
        Work in process ..............           73,530           77,740
                                               --------         --------
                                               $478,940         $510,110
                                               ========         ========

      Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

4. Property and Equipment

                                                        December 31,
                                                   ---------------------
                                                     1998         1997
                                                   --------     --------
        Land and improvements ................     $ 36,350     $ 32,600
        Buildings ............................      205,660      204,920
        Machinery and equipment ..............      157,480      121,550
                                                   --------     --------
                                                    399,490      359,070
        Less accumulated depreciation ........       48,580       21,680
                                                   --------     --------
                                                   $350,910     $337,390
                                                   ========     ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

4. Property and Equipment (Continued)

      LifeStyle leases various facilities and equipment under non-cancelable lease arrangements. Rent expense was $16.8 million during 1998, $19.4 million during 1997, $8.4 million for the period August 6, 1996 to December 31, 1996 and $12.3 million for the period January 1, 1996 to August 5, 1996.

      At December 31, 1998, future minimum rental commitments for operating leases with non-cancelable terms in excess of one year are as follows:
1999-$21.3 million; 2000-$18.4 million; 2001-$14.8 million; 2002-$12.0 million;
2003-$10.1 million; and thereafter-$11.9 million.

5. Notes Receivable

      LifeStyle has notes receivable from certain of its customers which are included in Other Receivables and Other Assets in the accompanying balance sheets. Generally, these notes require periodic payments of principal and interest and are collateralized by inventory and personal guarantees of the customers. These notes bear interest based predominantly on the prevailing prime rate. Approximately $2.1 million of these notes are due from one customer at December 31, 1998. Although LifeStyle does not currently foresee a material credit risk associated with this receivable, repayment is dependent upon the financial stability of this customer.

      On February 1, 1999, using borrowings under its Credit Facility, LifeStyle purchased a subordinated note in the principal amount of $35.0 million from HL Holding Corporation ("HL"), an affiliate of one of Holdings' stockholders, in connection with HL's acquisition of the HomeLife furniture retailing division of Sears. The note is unsecured, will accrue interest at an annual rate of 11.0% (or 11.5% if this interest is paid in kind at the option of HL) and is due in 2004. The note is subordinated in payment to $10.0 million of senior debt of HL, the guarantee by HL of a $95.0 million credit facility of its subsidiary and any other guarantee by HL of subsidiary debt.

6. Accrued Liabilities

                                                             December 31,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
  Salaries, wages and commissions ..............       $ 30,550       $ 26,780
  Employee retirement plans ....................          2,760          8,390
  Interest .....................................         10,370         11,170
  Advertising and sales promotion ..............          9,420          9,550
  Insurance ....................................          5,050          7,120
  Warranty reserve .............................          2,500          2,500
  Property, payroll and other taxes ............          3,660          2,900
  Restructuring ................................          1,300         28,510
  Dividend .....................................         16,490         23,340
  Other ........................................         29,540         29,680
                                                       --------       --------
                                                       $111,640       $149,940
                                                       ========       ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

7. Restructuring Initiatives

      At the end of 1997, LifeStyle completed an in-depth evaluation of its global manufacturing and distribution base, and recorded a $58.5 million charge to rationalize and restructure its worldwide operations, focusing principally on LifeStyle's Universal Furniture business unit. The majority of Universal Furniture's restructuring activity occurred in Asia, where facilities with 1.3 million square feet of manufacturing and distribution space have been eliminated, as production has been consolidated into existing, lower-cost Asian facilities. As a result of the restructuring, significant non-recurring costs have been incurred to sever lease obligations, provide for employee severance, and provide for the impairment of inventory and property and equipment. The restructuring initiatives included a reduction in workforce, eliminating approximately 3,000 positions by the end of 1998. The positions eliminated consist primarily of production and supervisory personnel.

      The activities discontinued consist of furniture and component parts manufacturing plants that supply other manufacturing operations. The activities previously performed at these facilities have been shifted to other facilities where existing production capacity can be more efficiently utilized. As such, the operations discontinued did not have separately identifiable revenues or operating income.

      As a result of the restructuring, inventory with a carrying value of $14.5 million has been written-off. Property and equipment, consisting primarily of real property, machinery and equipment at facilities to be closed, have been written down, resulting in an impairment loss of $17.6 million. The fair value of these assets was determined based upon independent appraisals and analysis of comparable sales in the affected regions.

      Operating profit for 1997 included total non-recurring charges of $58.5 million, including the $14.5 million of inventory write-offs referred to above which are included in gross profit. The following represents LifeStyle's restructuring activities for the periods indicated (in millions):

                                Asset        Contractual    Employee
                             write-downs     obligations    severance        Other           Total
                             -----------     ----------     ----------     ----------     -----------
  December 31, 1997 ...      $      38.1     $      9.8     $      8.8     $      1.8     $      58.5
  Activity during 1998:
       Non-cash items .            (38.1)           --             --             --            (38.1)
       Cash items .....             --             (8.5)          (8.8)          (1.8)          (19.1)
                             -----------     ----------     ----------     ----------     -----------
  December 31, 1998 ...      $      --       $      1.3     $      --      $      --      $       1.3
                             ===========     ==========     ==========     ==========     ===========

      In connection with the August 5, 1996 acquisition of the Predecessor, management developed a restructuring plan. As permitted by EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," the total cost of the plan of approximately $28.3 million was included as part of the purchase price allocation. This restructuring plan which provided for severance costs associated with the closure of various facilities, costs associated with the relocation of equipment and office facilities and other closure related expenses was completed in early 1998.

8. Receivables Facility

      In connection with LifeStyle's $200.0 million Receivables Facility, LFI Receivables Corporation (the "Receivables Subsidiary"), a special-purpose, bankruptcy remote subsidiary of LifeStyle, purchases, on a revolving basis, substantially all domestic trade receivables generated by LifeStyle. The Receivables Subsidiary transfers and assigns all its rights in substantially all those receivables to the LFI Receivables Master Trust (the "Master Trust"). LifeStyle continues to service the receivables. The servicing assets and liabilities related to this arrangement are not significant.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

8. Receivables Facility (Continued)

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

      As of December 31, the balance of trade receivables and cash held by the Master Trust, as well as the fractional, undivided senior and subordinated interests in the assets of the Master Trust, were as follows:

                                                                            1998          1997
                                                                          --------      --------
      Senior interests sold to Participants ........................      $150,000      $150,000
      Senior interests retained by the Receivables Subsidiary ......        23,900          --
      Subordinated interests retained by the Receivables Subsidiary         68,320        64,010
                                                                          --------      --------
      Balance of trade receivables and cash held by the Master Trust      $242,220      $214,010
                                                                          ========      ========

      The Senior Investor Certificates bear interest at LIBOR plus .125% to .625% and there is a commitment fee of .175% per annum on the unused commitment under the facility. The cost of this facility amounted to $9.1 million during 1998, $9.8 million during 1997 and $4.4 million for the period August 6, 1996 to December 31, 1996, and is included in "Other, net" in the accompanying Statements of Operations.

      This arrangement places certain restrictions on LifeStyle and the Receivables Subsidiary, including placing liens on LifeStyle's trade receivables. At December 31, 1998, LifeStyle was in compliance with these covenants.

9. Long-Term Debt

      As of December 31, the outstanding balances of long-term debt were as follows:

                                                   1998             1997
                                                 --------         --------
      Revolving credit facility ........         $112,500         $152,000
      Senior subordinated notes ........          200,000          200,000
      Other borrowings .................            2,180            2,570
                                                 --------         --------
                                                  314,680          354,570
      Less current portion .............            3,160            2,970
                                                 --------         --------
                                                 $311,520         $351,600
                                                 ========         ========

       LifeStyle may periodically guarantee loans, leases or other credit facilities for its customers and joint venture partners. At December 31, 1998, the outstanding balance of these guarantees approximated $3.6 million.

       At December 31, 1998, the maturities of long-term debt during each of the next five years were approximately as follows: 1999-$3.2 million; 2000-$1.5 million; 2001-$0 million; 2002-$75.0 million; 2003 - $35.0 million; and 2004 and thereafter $200.0 million.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

9. Long-Term Debt (Continued)

      Revolving Credit Facility. On August 15, 1997, LifeStyle replaced the existing Revolving credit facility, Tranche A term loan and Tranche B term loan with a six year $400 million senior secured revolving credit facility. The revolving credit facility provides LifeStyle with increased financial flexibility by eliminating quarterly principal payment requirements, reducing financing costs and reducing a number of restrictive covenants. The revolving credit facility bears interest at a floating rate equal to LIBOR plus an applicable percentage based upon LifeStyle's debt coverage ratio at the end of each quarter. In connection with the repayment of the existing revolving credit and term loan facilities, LifeStyle recorded an extraordinary loss of $19,370 ($11,620 net of tax), consisting of the write-off of unamortized deferred financing costs, related to the early extinguishment of debt.

      The obligation under the revolving credit facility is unconditionally guaranteed, jointly and severally, by Holdings and substantially all domestic subsidiaries of LifeStyle, and is collateralized by substantially all the fixed assets of LifeStyle and the guarantors. The revolving credit facility contains restrictive covenants including minimum interest coverage ratios, maximum leverage ratios, and annual capital expenditures limitations. At December 31, 1998, LifeStyle was in compliance with these covenants.

      Senior Subordinated Notes. In connection with the acquisition, LifeStyle issued, in a private placement, $200 million unsecured senior subordinated notes maturing August 1, 2006 ("Notes"). Interest on the Notes is payable semiannually at 10.875% per annum commencing on February 1, 1997. On November 8, 1996, LifeStyle's registration statement on Form S-4 (No. 333-11905) became effective under the Securities Act of 1933, providing for the exchange of the Notes for new Notes. All old Notes were exchanged for new Notes on December 13, 1996. The new Notes are identical in all material respects to the Notes issued through the private placement except that they are registered under the Securities Act, thus allowing, subject to certain limitations, transfer pursuant to the Securities Act.

      The Notes may be redeemed by LifeStyle subsequent to August 1, 2001 at premiums which begin at 5.438% and decline each year to 0% for redemptions taking place after August 1, 2004. In addition, at any time prior to August 1, 1999, LifeStyle may redeem up to 33.33% of the original aggregate principal amount of the Notes with the proceeds of one or more public equity offerings at a redemption price of 110.875%. Also, upon a qualifying change of control, the Notes may be redeemed at the option of LifeStyle at the Applicable Premium (as defined), or in certain instances at the option of the Note holders at a premium of 1%. The Notes contain certain restrictive covenants which, among others, limit the incurrence of additional indebtedness and restrict capital transactions, distributions, and asset dispositions of certain subsidiaries. At December 31, 1998, LifeStyle was in compliance with these covenants.

      LifeStyle's domestic operating subsidiaries (the "Guarantor Subsidiaries") fully and unconditionally guarantee LifeStyle's performance under the Notes on a joint and several basis (see Note 16 Guarantor Financial Statements).

      In 1999, LifeStyle commenced a cash tender offer to acquire all of the outstanding Notes. In connection with the acquisition of the Notes, LifeStyle expects to pay a premium of approximately $30.8 million.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

10. Employee Retirement Plans

      LifeStyle sponsors qualified defined benefit and defined contribution retirement plans for most of its employees. LifeStyle also maintains a non-qualified, defined benefit retirement plan for certain key executives. LifeStyle's funding policy with respect to the qualified defined benefit plans is to contribute amounts to the plan sufficient to meet minimum funding requirements as set by law. The non-qualified plan is unfunded. LifeStyle's defined contribution plans, available to most domestic employees, contain a savings provision that permits pre-tax employee contributions and, at certain locations, a limited employer match. Aggregate charges to income under these plans were $10.8 million during 1998, $11.1 million during 1997, $4.4 million for the period August 6, 1996 to December 31, 1996 and $4.0 million for the period January 1, 1996 to August 5, 1996.

      Net periodic pension cost for LifeStyle's pension plans includes the following components:

                                                                    LifeStyle                           Predecessor
                                              ---------------------------------------------------      -------------
                                                          Year Ended
                                                         December 31,                Aug. 6, 1996       Jan. 1, 1996
                                              --------------------------------            to                 to
                                                  1998               1997            Dec. 5, 1996       Aug. 5, 1996
                                              -------------      -------------      -------------      -------------
      Service cost-benefits earned during
         the year .......................     $       8,120      $       7,680      $       2,630      $       4,480
      Interest cost on projected benefit
         obligation .....................            13,980             13,500              5,430              7,550
      Actual return on assets ...........           (13,980)           (13,530)            (1,690)            (8,410)
      Net amortization and deferral .....               150                230             (3,750)               970
                                              -------------      -------------      -------------      -------------
      Net periodic pension cost .........     $       8,270      $       7,880      $       2,620      $       4,590
                                              =============      =============      =============      =============

      Major assumptions used in accounting for LifeStyle's pension plans are as follows:

                                                                                LifeStyle
                                                              -----------------------------------------------
                                                                   1998            1997            1996
                                                              -------------    -------------    -------------
      Discount rate for obligations ..................             7.25%           7.50%           7.50%
      Rate of increase in compensation levels ........              5.0%            5.0%            5.0%
      Expected long-term rate of return on plan assets             10.0%           10.0%           10.0%

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

10. Employee Retirement Plans (Continued)

      The change in projected benefit obligation, the change in fair value of plan assets and the funded status of LifeStyle's pension plans at December 31 is summarized as follows:

                                                                                       Year Ended
                                                                                      December 31,
                                                                            ---------------------------------
                                                                                 1998               1997
                                                                            ---------------     -------------
    Change in projected benefit obligation:
    Projected benefit obligation at beginning of year...............       $      191,000      $    184,400
    Service cost....................................................                8,120             7,680
    Interest cost...................................................               13,980            13,500
    Actuarial (gain)/loss...........................................                9,230           (5,930)
    Benefits paid...................................................             (11,470)           (8,650)
                                                                            --------------      ------------
       Projected benefit obligation at end of year..................       $      210,860      $    191,000
                                                                            --------------      ------------
    Change in fair value plan assets:
    Fair value of plan assets at beginning of year .................       $      142,330      $    134,820
    Actual return on plan assets....................................               13,030             9,050
    Employer contribution...........................................                7,380             7,110
    Benefits paid...................................................             (11,470)           (8,650)
                                                                            --------------      ------------
       Fair value of plan assets at end of year ....................       $      151,270      $    142,330
                                                                            --------------      ------------
    Funded status...................................................       $     (59,590)      $   (48,670)
    Unrecognized transition asset ..................................                (930)           (1,120)
    Unrecognized net actuarial loss ................................               30,280            20,410
    Unrecognized prior service cost ................................                  290               320
                                                                            --------------      ------------
       Accrued benefit cost.........................................       $     (29,950)      $   (29,060)
                                                                            ==============      ============

11. Stockholder's Equity

                                                          Additional                   Foreign         Total
                                             Common         Paid-in      Retained     Currency      Stockholder's
                                             Stock          Capital      Earnings    Translation       Equity
                                           -----------    ------------  -----------  ------------   -------------
       Balance at August 5, 1996.......   $      --      $       --    $      --    $       --     $        --
          Contribution of businesses
            from Holdings..............          --           421,050         --            --           421,050
          Net income...................          --              --         31,270          --            31,270
          Foreign exchange.............          --              --           --           1,040           1,040
                                           -----------    ------------  -----------  ------------   -------------
       Balance at December 31, 1996....          --           421,050       31,270         1,040         453,360
                                           -----------    ------------  -----------  ------------   -------------
          Net income...................          --              --         17,580          --            17,580
          Dividend declared............          --              --       (23,340)          --          (23,340)
          Foreign exchange.............          --              --           --        (10,210)        (10,210)
                                           -----------    ------------  -----------  ------------   -------------
       Balance at December 31, 1997....          --           421,050       25,510       (9,170)         437,390
                                           -----------    ------------  -----------  ------------   -------------
          Net income...................          --              --         70,540          --            70,540
          Dividend declared............          --              --       (16,490)          --          (16,490)
          Foreign exchange.............          --              --           --         (1,860)         (1,860)
                                           ===========    ============  ===========  ============   =============
       Balance at December 31, 1998....   $      --      $    421,050  $    79,560  $   (11,030)   $     489,580
                                           ===========    ============  ===========  ============   =============

      On November 13, 1998, LifeStyle declared a cash dividend, payable January 1999, of $16.5 million to Holdings.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

12. Income Taxes

                                                                                    LifeStyle                      Predecessor
                                                             -----------------------------------------------      -------------
                                                                     Year Ended
                                                                     December 31,              Aug. 6, 1996       Jan. 1, 1996
                                                             --------------------------             to                  to
                                                               1998              1997          Dec. 31, 1996       Aug. 5, 1996
                                                             --------          --------           --------           --------
      Income (loss) before
         income taxes and
         extraordinary item:
            Domestic ..............................          $ 73,740          $ 76,310           $ 48,640           $   (350)
            Foreign ...............................            20,250           (33,360)              (530)              (810)
                                                             --------          --------           --------           --------
                                                             $ 93,990          $ 42,950           $ 48,110           $ (1,160)
                                                             ========          ========           ========           ========
      Provision (credit) for income taxes:
           Currently payable:
              Federal - U.S. income ...............          $  3,580          $  4,820           $ 16,240           $  3,680
                      - Certain foreign earnings ..             5,940             3,360              1,640              2,510
              State and local .....................             1,130             3,650              3,840              1,950
              Foreign .............................             1,900             1,110              1,010              1,300
           Deferred:
              Domestic ............................            10,900             9,190             (5,890)            (2,600)
              Foreign .............................              --              (8,380)              --                  (10)
                                                             --------          --------           --------           --------
                                                             $ 23,450          $ 13,750           $ 16,840           $  6,830
                                                             ========          ========           ========           ========

                                                                                                        December 31,
                                                                                            ----------------------------------
                                                                                              1998                       1997
                                                                                            -------                    -------
      Deferred tax assets:
            Inventories ................................................                    $ 9,480                    $ 8,850
            Accrued liabilities ........................................                     34,300                     40,930
                                                                                            -------                    -------
              Gross deferred tax assets ................................                     43,780                     49,780
                                                                                            -------                    -------
      Deferred tax liabilities:
            Property and equipment .....................................                     35,710                     29,960
            Other ......................................................                      1,290                      1,290
                                                                                            -------                    -------
              Gross deferred tax liabilities ...........................                     37,000                     31,250
                                                                                            -------                    -------
      Net deferred tax asset ...........................................                    $ 6,780                    $18,530
                                                                                            =======                    =======

      The following is a reconciliation of tax computed at the U.S. federal statutory rate to the provision for income taxes allocated to income (loss) before income taxes:

                                                                                    LifeStyle                          Predecessor
                                                             --------------------------------------------------       -------------
                                                                     Year Ended
                                                                     December 31,                 Aug. 6, 1996         Jan. 1, 1996
                                                             ---------------------------               to                   to
                                                               1998               1997            Dec. 31, 1996         Aug. 5, 1996
                                                             --------            --------            --------            --------
      U.S. federal statutory rate .................                35%                 35%                 35%                 35%
      Tax (credit) at U.S. federal statutory rate .          $ 32,900            $ 15,030            $ 16,840            $   (410)
      Higher taxes on foreign earnings ............               750               7,560               2,870               4,080
      Amortization in excess of tax ...............              --                  --                   140               2,620
      State and local taxes, net of federal tax
         benefit ..................................             1,730               3,470               1,820               1,270
      Reduction from tax sharing agreement ........           (12,460)            (12,760)             (4,970)               --
      Other .......................................               530                 450                 140                (730)
            Income taxes ..........................          $ 23,450            $ 13,750            $ 16,840            $  6,830
                                                             ========            ========            ========            ========

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

12. Income Taxes (Continued)

      LifeStyle and its subsidiaries are included in the consolidated federal tax return of Holdings. Pursuant to LifeStyle's tax sharing agreement with Holdings, LifeStyle will be required to make tax sharing payments to Holdings with respect to LifeStyle's pro rata share of consolidated federal and combined state and local income tax liabilities.

      Under SFAS No. 109, deferred income taxes are provided to recognize the effect of temporary differences between financial reporting and income tax reporting. Realization of deferred tax assets is dependent upon the ability to carryback reversing deductible temporary differences to offset actual taxable income in the carryback period or to offset taxable temporary differences as scheduled reversals are projected to occur. No valuation allowance was required at December 31, 1998 or 1997.

      The Predecessor was included in the consolidated federal and state tax returns of Masco. Accordingly, substantially all income tax-related assets and liabilities were due to or from Masco. Income taxes and credits were computed on a separate return basis.

13. Related Party Transactions

      As a part of the acquisition of the Predecessor, LifeStyle and Holdings entered into a Management Agreement pursuant to which Holdings provides LifeStyle certain executive management, corporate support, administrative, data processing, human resources, legal, environmental, audit, treasury, tax and other management-related services. Those costs approximated $20.7 million during 1998, $15.9 million during 1997 and $6.6 for the period August 6, 1996 to December 31, 1996, or which approximately $6.6 million and $1.5 million was included in accrued liabilities at December 31, 1998 and 1997, respectively.

      LifeStyle sells furniture and accessories to certain distribution businesses owned by Holdings. LifeStyle's sales to Holdings were $49.8 million during 1998, $38.6 million during 1997 and $21.2 million for the period August 6, 1996 to December 31, 1996. As a result of these sales transactions, LifeStyle had accounts receivable totaling $14.7 million and $15.0 million at December 31, 1998 and 1997, respectively.

14. Commitments and Contingencies

      In the ordinary course of business, LifeStyle may become exposed to potential liabilities resulting from spills and releases of hazardous substances at its sites and facilities. LifeStyle also has been named as a potentially responsible party at a number of non-owned contaminated sites, including Superfund sites. LifeStyle does not believe that costs associated with investigating or remediating these releases or costs related to these sites will have a material adverse effect on LifeStyle's financial condition, cash flows, operating expenses or earnings. However, there can be no assurance that material costs relating to these matters will not be incurred in the future.

      From time to time, LifeStyle is a party to various legal actions in the normal course of its business. LifeStyle is not currently a party to any litigation which, if adversely determined, would have a material adverse effect on the liquidity or results of operations of LifeStyle.

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

15. Operating Segments

      Effective December 31, 1998, LifeStyle adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect LifeStyle's results of operations or financial position.

      LifeStyle is the largest manufacturer and marketer of home furnishings in the U.S. It generates revenue from two operating segments: fine furniture (including decorative accessories) and decorative home furnishings fabrics. Management has determined these to be LifeStyle's operating segments based on the nature of their products. The fine furniture segment is principally involved in the manufacture, sale and distribution of home furnishing products to independent and franchised retailers. These products consist of casegoods, upholstered products, accessories, casual furniture and indoor/outdoor furniture. The decorative home furnishings fabrics segment is principally involved in the manufacture and sale of woven and printed fabrics to jobbers and furniture manufacturers.

      The accounting policies of the segments are the same as those described in
Note 2. LifeStyle evaluates performance based on operating profit or loss. Revenues from transactions between operating segments are not material. LifeStyle allocates corporate overhead to each segment.

      The following represents selected financial information for LifeStyle's operating segments for the periods indicated (in thousands):

                                                                           LifeStyle                      Predecessor
                                                     -------------------------------------------------   -------------
                                                               Year Ended
                                                              December 31,              Aug. 6, 1996     Jan. 1, 1996
                                                     --------------------------------        to               to
                                                         1998              1997        Dec. 31, 1996     Aug. 5, 1996
                                                     --------------   ---------------  ---------------   -------------
  Net sales:
     Fine furniture...............................  $    1,871,000   $     1,814,000  $       803,000   $   1,070,000
     Fabric.......................................         268,000           277,000          119,000         163,000
     Intrasegment elimination and other...........       (137,000)         (131,000)         (65,000)        (85,000)
                                                     --------------   ---------------  ---------------   -------------
  Total net sales.................................  $    2,002,000   $     1,960,000  $       857,000   $   1,148,000
                                                     ==============   ===============  ===============   =============

  Net sales to external customers:
     Fine furniture...............................  $    1,745,000   $     1,694,000  $       741,000   $     991,000
     Fabric.......................................         257,000           266,000          116,000         157,000
                                                     --------------   ---------------  ---------------   -------------
  Total net sales to external customers...........  $    2,002,000   $     1,960,000  $       857,000   $   1,148,000
                                                     ==============   ===============  ===============   =============

  Operating profit (loss):
     Fine furniture...............................  $      115,000   $        71,000  $        63,000   $      54,000
     Fabric.......................................          26,000            28,000           13,000          13,000
     Intrasegment elimination and other...........         (4,000)             1,000          (1,000)        (12,000)
                                                     --------------   ---------------  ---------------   -------------
  Total operating profit..........................  $      137,000   $       100,000  $        75,000   $      55,000
                                                     ==============   ===============  ===============   =============

  Depreciation and amortization expense:
     Fine furniture...............................  $       21,000   $        17,000  $         9,000   $      17,000
     Fabric.......................................          17,000            16,000            7,000          12,000
     Intrasegment elimination and other...........            --                --               --             2,000
                                                     --------------   ---------------  ---------------   -------------
  Total depreciation and amortization expense.....  $       38,000   $        33,000  $        16,000   $      31,000
                                                     ==============   ===============  ===============   =============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

15. Operating Segments

                                                                      LifeStyle                        Predecessor
                                                   -------------------------------------------------   -------------
                                                             Year Ended
                                                            December 31,              Aug. 6, 1996     Jan. 1, 1996
                                                   --------------------------------        to               to
                                                       1998              1997        Dec. 31, 1996     Aug. 5, 1996
                                                   --------------   ---------------  ---------------   -------------
Additions to long-lived assets:
   Fine furniture...............................  $       38,000   $        30,000  $        13,000   $      13,000
   Fabric.......................................          22,000            17,000            4,000          12,000
   Intrasegment elimination and other...........               -                 -                -           1,000
                                                   --------------   ---------------  ---------------   -------------
Total additions to long-lived assets............  $       60,000   $        47,000  $        17,000   $      26,000
                                                   ==============   ===============  ===============   =============

                                                                               LifeStyle
                                                                    --------------------------------
                                                                    Dec. 31, 1998     Dec. 31, 1997
                                                                    ---------------  ---------------
Total assets:
   Fine furniture...............................                   $       898,000  $       935,000
   Fabric.......................................                           153,000          147,000
   Intrasegment elimination and other...........                            75,000           58,000
                                                                    ---------------  ---------------
Total assets....................................                   $     1,126,000  $     1,140,000
                                                                    ===============  ===============

      The following geographic information represents LifeStyle's trade revenues after elimination of intercompany sales based on product shipment location and total assets based on physical location for the regions and for the periods indicated (in thousands):

                                                                      LifeStyle                          Predecessor
                                                  -------------------------------------------------    ---------------
                                                             Year Ended
                                                             December 31,
                                                  ---------------------------------   Aug. 6, 1996      Jan. 1, 1996
                                                                                           to                 to
                                                       1998              1997         Dec. 31, 1996     Aug. 5, 1996
                                                  --------------   ----------------   -------------    ---------------
United States...................................  $    1,848,000   $      1,770,000   $     769,000    $     1,030,000
Pacific Rim.....................................          87,000            115,000          58,000             76,000
European Union and other foreign countries......          67,000             75,000          30,000             42,000
                                                   --------------   ----------------   -------------    ---------------
           Total  net sales.....................  $    2,002,000   $      1,960,000   $     857,000    $     1,148,000
                                                   ==============   ================   =============    ===============

                                                                               LifeStyle
                                                                   --------------------------------
                                                                     Dec. 31, 1998    Dec. 31, 1997
                                                                   ----------------   -------------
Total assets:
United States...................................                  $         936,000  $      906,000
Pacific Rim.....................................                            151,000         193,000
European Union and other foreign countries......                             39,000          41,000
                                                                   ----------------   -------------
           Total  assets........................                  $       1,126,000  $    1,140,000
                                                                   ================   =============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements

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

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                    LifeStyle
                      Condensed Consolidating Balance Sheet
                                December 31, 1998

                                                                                       Non-
                                                                    Guarantor       Guarantor
                                                      Company      Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                     -----------   -------------  ---------------  ---------------  --------------
                     Assets
Current assets:
      Cash and cash investments..........          $       --    $      (1,960)  $         9,700  $          --    $        7,740
      Trade receivables..................                  --             7,880           38,990             --            46,870
      Investment in receivables trust....                  --              --             92,220             --            92,220
      Other receivables..................                  --            25,530           15,670             --            41,200
      Inventories........................                  --           418,870           60,070             --           478,940
      Prepaid expenses...................                  --            34,170            5,590             --            39,760
      Deferred income taxes..............                  --            21,970            6,040             --            28,010
      Intercompany account...............                  --           245,410             --          (245,410)            --
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total current assets..........                  --           751,870          228,280        (245,410)         734,740
Property and equipment, net..............                  --           282,110           77,000             --           359,110
Other assets.............................                  --            41,410            6,980         (15,920)          32,470
Investments in affiliates................               489,580        (49,090)             --          (440,490)            --
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total assets..................          $    489,580  $    1,026,300  $       312,260  $     (701,820)  $    1,126,320
                                                     ===========   =============  ===============  ===============  ==============

      Liabilities and Stockholder's Equity
Current liabilities:
      Long-term debt, current............          $       --    $        3,140  $            20  $          --    $        3,160
      Accounts payable...................                  --           111,620           25,790             --           137,410
      Accrued liabilities................                  --            76,120           35,520             --           111,640
      Intercompany account...............                  --              --            245,410        (245,410)            --
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total current liabilities.....                  --           190,880          306,740        (245,410)         252,210
Long-term debt...........................                  --           311,520             --               --           311,520
Deferred income taxes....................                  --            37,150             --           (15,920)          21,230
Other long-term liabilities..............                  --            49,740            2,040             --            51,780
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total liabilities.............                  --           589,290          308,780        (261,330)         636,740
Stockholder's equity.....................               489,580         437,010            3,480        (440,490)         489,580
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total liabilities and stockholder's
              equity.....................          $    489,580  $    1,026,300  $       312,260  $     (701,820)  $    1,126,320
                                                     ===========   =============  ===============  ===============  ==============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                    LifeStyle
                      Condensed Consolidating Balance Sheet
                                December 31, 1997

                                                                                       Non-
                                                                    Guarantor       Guarantor
                                                      Company      Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                     -----------   -------------  ---------------  ---------------  --------------
                     Assets
Current assets:
      Cash and cash investments..........          $       --    $      (7,050)  $        11,190  $          --    $        4,140
      Trade receivables..................                  --            23,860           40,620             --            64,480
      Investment in receivables trust....                  --              --             64,010             --            64,010
      Other receivables..................                  --            30,540           10,170             --            40,710
      Inventories........................                  --           444,140           65,970             --           510,110
      Prepaid expenses...................                  --            23,170           12,270             --            35,440
      Deferred income taxes..............                  --            28,700            9,830             --            38,530
      Intercompany account...............                  --           257,070             --          (257,070)            --
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total current assets..........                  --           800,430          214,060        (257,070)         757,420
Property and equipment, net..............                  --           265,440           71,950             --           337,390
Other assets.............................                  --            54,510            1,900         (11,250)          45,160
Investments in affiliates................               437,390        (79,830)             --          (357,560)            --
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total assets..................          $    437,390  $    1,040,550  $       287,910  $     (625,880)  $    1,139,970
                                                     ===========   =============  ===============  ===============  ==============

      Liabilities and Stockholder's Equity
Current liabilities:
      Long-term debt, current............          $       --    $        2,200  $           770  $          --    $        2,970
      Accounts payable...................                  --           103,180           20,820             --           124,000
      Accrued liabilities................                  --           102,920           47,020             --           149,940
      Intercompany account...............                  --              --            257,070        (257,070)            --
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total current liabilities.....                  --           208,300          325,680        (257,070)         276,910
Long-term debt...........................                  --           351,600             --               --           351,600
Deferred income taxes....................                  --            31,250             --           (11,250)          20,000
Other long-term liabilities..............                  --            51,890            2,180             --            54,070
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total liabilities.............                  --           643,040          327,860        (268,320)         702,580
Stockholder's equity.....................               437,390         397,510         (39,950)        (357,560)         437,390
                                                     -----------   -------------  ---------------  ---------------  --------------
           Total liabilities and stockholder's
              equity.....................          $    437,390  $    1,040,550  $       287,910  $     (625,880)  $    1,139,970
                                                     ===========   =============  ===============  ===============  ==============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                    LifeStyle
    Condensed Consolidating Statement of Operations and Comprehensive Income
                      for the Year Ended December 31, 1998

                                                               Guarantor       Non-Guarantor
                                              Company         Subsidiaries     Subsidiaries      Eliminations      Consolidated
                                           ---------------   ---------------   --------------   ---------------   ---------------
Net sales..............................  $           --     $     1,851,340   $      549,470   $     (398,880)   $     2,001,930
Cost of sales..........................              --           1,425,670          479,130         (394,170)         1,510,630
                                           ---------------   ---------------   --------------   ---------------   ---------------
   Gross profit........................              --             425,670           70,340           (4,710)           491,300
Selling, general and administrative
   expenses............................              --             314,670           39,710              --             354,380
                                           ---------------   ---------------   --------------   ---------------   ---------------
   Operating profit....................              --             111,000           30,630           (4,710)           136,920
Other (income) expense, net............          (75,260)            34,070         (14,270)            98,390            42,930
                                           ---------------   ---------------   --------------   ---------------   ---------------
   Income before income taxes..........            75,260            76,930           44,900         (103,100)            93,990
Income taxes...........................              --              14,390            9,060              --              23,450
                                           ---------------   ---------------   --------------   ---------------   ---------------
    Net income.........................            75,260            62,540           35,840         (103,100)            70,540
                                           ---------------   ---------------   --------------   ---------------   ---------------

Other comprehensive income, net of tax:
    Foreign currency translation.......              --                --           (10,060)              --            (10,060)
                                           ---------------   ---------------   --------------   ---------------   ---------------
    Comprehensive income...............   $        75,260   $        62,540   $       25,780   $     (103,100)   $        60,480
                                           ===============   ===============   ==============   ===============   ===============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                    LifeStyle
    Condensed Consolidating Statement of Operations and Comprehensive Income
                      for the Year Ended December 31, 1997

                                                              Guarantor       Non-Guarantor
                                              Company       Subsidiaries       Subsidiaries      Eliminations      Consolidated
                                           --------------   --------------    ---------------   ---------------   ---------------
Net sales.............................   $          --     $    1,777,970    $       439,180   $     (257,370)   $     1,959,780
Cost of sales.........................              --          1,342,540            368,600         (257,370)         1,453,770
Restructuring charge..................              --               --               14,480              --              14,480
                                           --------------   --------------    ---------------   ---------------   ---------------
   Gross profit.......................              --            435,430             56,100                             491,530
Selling, general and administrative
   expenses...........................              --            297,970             49,580              --             347,550
Restructuring charge..................              --              9,000             35,020              --              44,020
                                           --------------   --------------    ---------------   ---------------   ---------------
   Operating profit...................              --            128,460           (28,500)              --              99,960
Other, net............................          (17,580)           98,980            (4,680)          (19,710)            57,010
                                           --------------   --------------    ---------------   ---------------   ---------------
Income (loss) before income taxes and
   extraordinary item.................            17,580           29,480           (23,820)            19,710            42,950
Income taxes..........................              --              7,910              5,840              --              13,750
                                           --------------   --------------    ---------------   ---------------   ---------------
   Income (loss) before extraordinary
      item............................            17,580           21,570           (29,660)            19,710            29,200
Extraordinary item-loss on early
      extinguishment of debt (net of
      income taxes of $7,750).........              --           (11,620)               --                --            (11,620)
                                           --------------   --------------    ---------------   ---------------   ---------------
   Net income (loss)..................            17,580            9,950           (29,660)            19,710            17,580
                                           --------------   --------------    ---------------   ---------------   ---------------
Other comprehensive income (loss), net of tax:
    Foreign currency translation.......             --                --            (10,210)              --            (10,210)
                                           --------------   --------------    ---------------   ---------------   ---------------
    Comprehensive income (loss)........   $       17,580   $         9,950   $      (39,870)   $        19,710   $         7,370
                                           ==============   ===============   ===============   ===============   ===============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                    LifeStyle
    Condensed Consolidating Statement of Operations and Comprehensive Income
               for the Period August 6, 1996 to December 31, 1996

                                                             Guarantor        Non-Guarantor
                                            Company        Subsidiaries        Subsidiaries       Eliminations       Consolidated
                                        ----------------   --------------    -----------------    --------------    ----------------
Net sales...........................  $            --     $      774,540    $         200,490    $    (117,540)    $        857,490
Cost of sales.......................               --            590,190              165,490         (117,540)             638,140
                                        ----------------   --------------    -----------------    --------------    ----------------
   Gross profit.....................               --            184,350               35,000              --               219,350
Selling, general and administrative
   expenses.........................               --            123,850               20,730              --               144,580
                                        ----------------   --------------    -----------------    --------------    ----------------
   Operating profit.................               --             60,500               14,270              --                74,770
Other, net..........................           (31,270)           16,880                8,650            32,400              26,660
                                        ----------------   --------------    -----------------    --------------    ----------------
   Income before income taxes.......             31,270           43,620                5,620          (32,400)              48,110
Income taxes........................               --             14,580                2,260              --                16,840
                                        ----------------   --------------    -----------------    --------------    ----------------
   Net income.......................             31,270           29,040                3,360          (32,400)              31,270
                                        ----------------   --------------    -----------------    --------------    ----------------
Other comprehensive income (loss),
   net of tax:
    Foreign currency translation....               --               --                  1,040               --                1,040
                                        ----------------   --------------    -----------------    --------------    ----------------
    Comprehensive income (loss).....   $         31,270   $       29,040     $          4,400     $     (32,400)   $         32,310
                                        ================   ==============     ================     ==============   ================

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                   Predecessor
                  Condensed Combining Statements of Operations
                for the Period January 1, 1996 to August 5, 1996

                                               Guarantor         Non-Guarantor
                                             Subsidiaries         Subsidiaries       Eliminations       Combined
                                            ----------------     ---------------    ---------------   --------------
Net sales...............................   $      1,014,270     $       294,360    $     (160,740)   $    1,147,890
Cost of sales...........................            780,000             251,390          (160,740)          870,650
                                            ----------------     ---------------    ---------------   --------------
   Gross profit.........................            234,270              42,970               --            277,240
Selling, general and administrative
   expenses.............................            182,510              39,720               --            222,230
                                            ----------------     ---------------    ---------------   --------------
   Operating profit.....................             51,760               3,250               --             55,010
Other, net..............................             44,570               9,280              2,320           56,170
                                            ----------------     ---------------    ---------------   --------------
   Income (loss) before income taxes....              7,190             (6,030)            (2,320)          (1,160)
Income taxes (credit)...................              8,910             (2,080)               --              6,830
                                            ----------------     ---------------    ---------------   --------------
   Net loss.............................            (1,720)             (3,950)            (2,320)          (7,990)
                                            ----------------     ---------------    ---------------   --------------
Other comprehensive income (loss),
   net of tax:
    Foreign currency translation.......                --                  (830)              --               (830)
                                            ----------------     ---------------    ---------------   --------------
    Comprehensive income (loss)........    $        (1,720)     $        (4,780)   $       (2,320)    $      (8,820)
                                            ================     ================   ===============    ==============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                    LifeStyle
                 Condensed Consolidating Statement of Cash Flows
                      for the Year Ended December 31, 1998

                                                      Guarantor         Non-Guarantor
                                     Company        Subsidiaries         Subsidiaries        Eliminations      Consolidated
                                  --------------   ----------------    -----------------    ---------------    --------------
Net Cash Provided By
   Operating Activities:.....   $        --       $         96,720    $          57,450    $       --         $      154,170
                                  --------------   ----------------    -----------------    ---------------    --------------
Investing Activities:
Capital expenditures.........            --               (33,150)              (8,260)            --               (41,410)
Fabric sample book
   expenditures..............            --               (18,540)                 --              --               (18,540)
Net investments in
   receivables trust.........            --                   --               (28,210)            --               (28,210)
Issuance of notes receivable.            --                (1,040)                 --              --                (1,040)
Collection of notes
   receivable................            --                  7,440                 --              --                  7,440
Other, net...................            --                  4,480             (10,060)            --                (5,580)
                                  --------------   ----------------    -----------------    ---------------    --------------
      Net cash used for
        investing activities.            --               (40,810)             (46,530)            --               (87,340)
                                  --------------   ----------------    -----------------    ---------------    --------------
Financing Activities:
Proceeds from long-term debt.            --                 47,500                 --              --                 47,500
Repayments of long-term debt.            --               (87,000)                 --              --               (87,000)
Net proceeds (repayments) of
   other debt................            --                    360                (750)            --                  (390)
Dividends paid...............            --               (23,340)                 --              --               (23,340)
Intercompany accounts, net...            --                 11,660             (11,660)            --                   --
                                  --------------   ----------------    -----------------    ---------------    --------------
      Net cash used for
        financing activities.            --               (50,820)             (12,410)            --               (63,230)
                                  --------------   ----------------    -----------------    ---------------    --------------
Cash and Cash Investments:
Increase (decrease) for the
   period....................            --                  5,090              (1,490)            --                  3,600
Balance, beginning of period.            --                (7,050)               11,190            --                  4,140
                                  --------------   ----------------    -----------------    ---------------    --------------
Balance, end of period.......   $        --       $        (1,960)    $           9,700    $       --         $        7,740
                                  ==============   ================    =================    ===============    ==============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                    LifeStyle
                 Condensed Consolidating Statement of Cash Flows
                      for the Year Ended December 31, 1997

                                                             Guarantor        Non-Guarantor
                                           Company         Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                         -------------     --------------    ----------------    -------------    -------------
Net Cash Provided By Operating
   Activities:.......................   $     --          $       89,700    $         50,120   $      --         $     139,820
                                         -------------     --------------    ----------------    -------------    -------------
Investing Activities:
      Capital expenditures...........         --                (26,970)             (5,680)          --              (32,650)
      Fabric sample book expenditures         --                (14,280)               --             --              (14,280)
      Net investments in receivables
        trust........................         --                   --               (12,890)          --              (12,890)
      Issuance of notes receivable...         --                 (3,990)                              --               (3,990)
      Collection of notes receivable.         --                  16,650               --             --                16,650
      Other, net.....................         --                   7,130            (10,210)          --               (3,080)
                                         -------------     --------------    ----------------    -------------    -------------
        Net cash used for investing
           activities................         --                (21,460)            (28,780)          --              (50,240)
                                         -------------     --------------    ----------------    -------------    -------------
Financing Activities:
      Proceeds from long-term debt...         --                 234,000               --             --               234,000
      Repayments of long-term debt...         --               (322,930)             (2,070)          --             (325,000)
      Net proceeds of other debt.....         --                     950               --             --                   950
      Net repayments of accounts
        receivable transactions......         --                   --               (17,000)          --              (17,000)
      Deferred financing costs.......         --                   (790)               --             --                 (790)
      Intercompany accounts, net.....         --                   8,970             (8,970)          --                 --
                                         -------------     --------------    ----------------    -------------    -------------
        Net cash used for financing
           activities................         --                (79,800)            (28,040)          --             (107,840)
                                         -------------     --------------    ----------------    -------------    -------------
Cash and Cash Investments:
Decrease for the period..............         --                (11,560)             (6,700)          --              (18,260)
Balance, beginning of period.........         --                   4,510              17,890          --                22,400
                                         -------------     --------------    ----------------    -------------    -------------
Balance, end of period...............   $     --          $      (7,050)    $         11,190    $     --         $       4,140
                                         =============     ==============    ================    =============    =============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                    LifeStyle
                 Condensed Consolidating Statement of Cash Flows
               for the Period August 6, 1996 to December 31, 1996

                                                               Guarantor      Non-Guarantor
                                               Company       Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                             ------------    --------------   ---------------    -------------   -------------
Net Cash Provided By (Used For)
   Operating Activities:................    $      --       $      132,200   $      (23,160)    $     --        $     109,040
                                             ------------    --------------   ---------------    -------------   -------------
Investing Activities:
   Capital expenditures.................           --             (11,250)           (2,570)          --             (13,820)
   Fabric sample book expenditures......           --              (3,260)             --             --              (3,260)
   Net investments in receivables trust.           --                --             (51,120)          --             (51,120)
   Collection of notes receivable.......           --                1,670             --             --                1,670
   Acquisition of businesses, net of
      cash acquired.....................           --            (645,430)             --             --            (645,430)
   Other, net...........................           --                3,200             --             --                3,200
                                             ------------    --------------   ---------------    -------------   -------------
        Net cash used for investing
           activities...................           --            (655,070)          (53,690)          --            (708,760)
                                             ------------    --------------   ---------------    -------------   -------------
Financing Activities:
   Proceeds from long-term debt.........           --              525,000             --             --              525,000
   Repayments of long-term debt.........           --             (85,350)          (23,340)          --            (108,690)
   Net proceeds from accounts
      receivable transactions...........           --                --              167,000          --              167,000
   Capital contribution.................           --               76,400             --             --               76,400
   Deferred financing costs.............           --             (37,590)             --             --             (37,590)
   Intercompany accounts, net...........           --               48,920          (48,920)          --                --
                                             ------------    --------------   ---------------    -------------   -------------
           Net cash provided by
              financing activities......           --              527,380            94,740          --              622,120
                                             ------------    --------------   ---------------    -------------   -------------
Cash and Cash Investments:
Increase for the period.................           --                4,510            17,890          --               22,400
Balance, beginning of period............           --                --                --             --                --
                                             ------------    --------------   ---------------    -------------   -------------
Balance, end of period..................    $      --       $        4,510   $        17,890    $     --        $      22,400
                                             ============    ==============   ===============    =============   =============

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

16. Guarantor Financial Statements (Continued)

                                   Predecessor
                   Condensed Combining Statement of Cash Flows
                for the Period January 1, 1996 to August 5, 1996

                                                      Guarantor       Non-Guarantor
                                                     Subsidiaries     Subsidiaries       Eliminations      Combined
                                                     -------------    --------------     ------------     -----------
Net Cash Provided By Operating Activities:.......   $      31,080    $       20,110     $    (2,350)     $    48,840
                                                     -------------    --------------     ------------     -----------
Investing Activities:
   Capital expenditures..........................        (14,130)           (2,390)            --           (16,520)
   Fabric sample book expenditures...............         (9,190)             --               --            (9,190)
   Collection of notes receivable................           1,450             1,340            --              2,790
   Other, net....................................         (4,530)             7,290          (5,400)         (2,640)
                                                     -------------    --------------     ------------     -----------
        Net cash provided by (used for)
           investing activities..................        (26,400)             6,240          (5,400)        (25,560)
                                                     -------------    --------------     ------------     -----------
Financing Activities:
   Proceeds from long-term debt..................             800            86,960            --             87,760
   Repayments of short-term debt.................           (800)          (86,290)            --           (87,090)
   Decrease in Masco Corporation net investment
      and advances...............................         (4,900)          (25,450)            7,750        (22,600)
                                                     -------------    --------------     ------------     -----------
        Net cash used for financing activities...         (4,900)          (24,780)            7,750        (21,930)
                                                     -------------    --------------     ------------     -----------
Cash and Cash Investments:
Increase (decrease) for the period...............           (220)             1,570            --              1,350
Balance, beginning of period.....................           4,540            12,770            --             17,310
                                                     -------------    --------------     ------------     -----------
Balance, end of period...........................   $       4,320    $       14,340     $      --        $    18,660
                                                     =============    ==============     ============     ===========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                                    PART III

Item 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      The following table sets forth certain information as of December 31, 1998 concerning the directors and executive officers of LifeStyle:

             Name                          Age             Position
             ----                          ---             --------

         Wayne B. Lyon.................     66          Chairman of the Board, President and Chief Executive Officer
         Donald L. Barefoot............     44          Executive Vice President--Operations
         Douglas C. Barnard............     40          Vice President, General Counsel and Secretary
         Alan D. Cole..................     49          Executive Vice President
         Ronald J. Hoffman.............     54          Vice President, Treasurer and Chief Financial Officer
         Richard M. Cashin, Jr.........     45          Director
         David L. Johnston.............     57          Director
         Robert C. Larson..............     64          Director
         David F. Thomas...............     49          Director
         Martin D. Walker..............     66          Director

      Mr. Lyon has been Chairman of the Board, President and Chief Executive Officer of LifeStyle since 1996. He has been a director of Masco for more than the past five years, and was Masco's President and Chief Operating Officer until retiring in 1996. Mr. Lyon is also a director of Comerica Incorporated and Emco Limited.

      Mr. Barefoot has been Executive Vice President Operations of LifeStyle since 1997. He was President and Chief Executive Officer of ASC Incorporated from 1994 to 1997. Previously, Mr. Barefoot was President of the Wiegand Industrial Division of Emerson Electric Company from 1991 to 1994.

      Mr. Barnard has been Vice President, General Counsel and Secretary of LifeStyle since 1996. He was an Associate Corporate Counsel of Masco from 1992 to 1996. Previously, Mr. Barnard was a partner at the law firm of Kirkland & Ellis in Chicago.

      Mr. Cole has been Executive Vice President of LifeStyle since 1997. He was Group Vice President of LifeStyle's Berkline and BenchCraft units from 1994 to 1997, and President of Berkline from 1991 to 1997. Mr. Cole has served in various executive marketing and general management positions in the furniture industry since 1972.

      Mr. Hoffman has been Vice President, Treasurer and Chief Financial Officer of LifeStyle since 1996. Mr. Hoffman was Vice President and Group Controller of Masco's Home Furnishings Group from 1993 to 1996, and a Group Controller of Masco prior to joining the Home Furnishings Group.

      Mr. Cashin has been a Director of LifeStyle since 1996. He has been President since 1994, and a Managing Director for more than the past five years, of Citicorp Venture Capital, Ltd. In addition, Mr. Cashin serves as a director of Cable Systems International, Delco Remy International, Euramax International plc, Fairchild Semiconductor, Freedom Forge, Gerber Childrenswear, Hoover Group, Levitz Furniture Incorporated, MSX International, Thermal Engineering and Titan Wheel International Inc.

      Mr. Johnston has been a Director of LifeStyle since 1997. He has been a professor of law at McGill University, Montreal, Canada, since 1979, and was the Principal of McGill from 1979 to 1994. Mr. Johnston is a director of Seagram Company, Canada Trust, Emco Limited and CGI Ltd.

      Mr. Larson has been a Director of LifeStyle since 1997. He has been Chairman of the Taubman Realty Group, which owns, develops and operates regional shopping centers, for more than the past five years. In addition, Mr. Larson has been Vice Chairman of the Board of Directors of Taubman Centers, Inc., the managing partner of the Taubman Realty Group, since its inception in 1992. Mr. Larson also serves as non-executive director of Bass plc, the London based group operating in hotels, leisure retailing and branded drinks.

      Mr. Thomas has been a Director of LifeStyle since 1996. He has been President of 399 Venture Partners, Inc. since 1994 and has been a Managing Director of Citicorp Venture Capital, Ltd. for more than the past five years. Mr. Thomas is a director of American Commercial Lines, L.L.C., Anvil Knitwear, Inc., Galey & Lord Incorporated, Neenah Corporation, Plainwell Inc. and Stage Stores, Inc.

      Mr. Walker has been a Director of LifeStyle since 1996. He is Principal of MORWAL Investments, a private investment firm. Mr. Walker was the Chairman and Chief Executive Officer of M.A. Hanna Company from 1986 until his retirement in 1997, and has recently reassumed his position. He is a director of Comerica Incorporated, The Goodyear Tire & Rubber Company, M.A. Hanna Company, Lexmark International Group, Inc., Meritor Automotive, Inc., The Reynolds & Reynolds Company, Textron Inc. and The Timken Company.

Item 11. EXECUTIVE COMPENSATION

      The following tables and notes summarize the annual and long-term compensation of LifeStyle's chief executive officer and the other four most highly paid executive officers (collectively, the "named executive officers") for the years ended December 31, 1998 and 1997 and the period from August 6, 1996 to December 31, 1996. The named executive officers did not receive any compensation from LifeStyle prior to August 6, 1996.

                           Summary Compensation Table

                                            Annual Compensation                   Long-Term Compensation Awards
                                     ----------------------------------     -------------------------------------------
                                                                                              Restricted
                                                                            Other Annual        Stock       All Other
       Name and Principal                                                   Compensation        Awards      Compensation
       Position                      Year        Salary       Bonus              (1)             (2)           (3)
       --------------------------    --------    ---------    ---------     --------------    ----------    -----------
      Wayne B. Lyon                   1998      $519,231     $166,500          $129,078      $     --       $ 33,550
      Chairman of the Board,          1997       500,000      250,000           107,661            --         27,370
        President and Chief Executive 1996       192,308      380,000(4)             --       108,805         14,838
        Officer

      Donald L. Barefoot(5)           1998       369,600       60,300                --        11,840        129,916
      Executive Vice President--      1997       148,077      180,000                --        21,760          2,457
        Operations

      Douglas C. Barnard              1998       193,727       33,300                --            --         10,444
      Vice President, General Counsel 1997       172,150       27,000                --            --         24,509
        and Secretary                 1996        63,462       40,000            15,955        10,880         24,946

      Alan D. Cole(6)                 1998       369,600       60,300                --            --         19,048
      Executive Vice President        1997       324,635      225,000                --         5,440         47,764

      Ronald J. Hoffman               1998       200,335       35,000                --            --         12,246
      Vice President, Treasurer and   1997       177,200       27,750                --            --         11,228
        Chief Financial Officer       1996        65,385       45,000                --        13,600          6,301

----------
      (1)   This column includes the following: (i) tax reimbursement payments;
            (ii) personal use of the LifeStyle airplane (for 1998: Mr. Lyon--$66,451) and (iii) personal use of a LifeStyle automobile.
      (2) The dollar amounts included in the table are based on an assumed value of $5.44 per share, which was the book value per share attributable to the Common Stock on August 5, 1996 (or, in the case of the 1998 award to Mr. Barefoot, $5.92 per share, which was the comparable book value per share on August 31, 1997). The recipients of the Restricted Stock are parties to the Stockholders Agreement which, among other things, provides that the Restricted Stock will vest in increments of 20% per year so long as the holder of such stock remains employed by LifeStyle. In certain events, the vesting will be accelerated. Dividends, if any, are payable to the holders as and when declared and paid. Because Holdings does not have publicly-traded capital stock, there has not been any market determination of the dollar value of the Restricted Stock as of December 31, 1998.
      (3) This column includes the following: (i) LifeStyle contributions and allocations under LifeStyle's defined contribution retirement plans for the accounts of each of the named executive officers (for 1998:
            Mr. Lyon--$7,730, Mr. Barefoot--$7,730, Mr. Barnard--$7,730, Mr.
            Cole--$7,730, Mr. Hoffman--$7,730); (ii) LifeStyle contributions to the group term life insurance plan for each of the named executive officers (for 1998: Mr. Lyon--$8,820, Mr. Barefoot--$714, Mr. Barnard--$714, Mr. Cole--$1,218, Mr. Hoffman--$2,016); (iii)
            LifeStyle contributions and allocations under LifeStyle's Benefit Restoration Plan (for 1998: Mr. Lyon--$17,000, Mr. Barefoot--$10,100, Mr. Barnard--$2,000, Mr. Cole--$10,100 and Mr.
            Hoffman--$2,500); and (iv) in the case of Mr. Barefoot $111,372, received in 1998 as reimbursement in connection with his relocation.
      (4) This figure includes an amount Mr. Lyon received in connection with his efforts in securing bank debt, subordinated debt and securitized receivables financing for LifeStyle's acquisition in August 1996 of the Predecessor.
      (5)   Includes amounts since Mr. Barefoot joined LifeStyle on July 21,
            1997.
      (6) Includes amounts Mr. Cole received from LifeStyle's Berkline subsidiary prior to his joining LifeStyle in his present capacity on February 17, 1997. In connection with Mr. Cole's relocation to LifeStyle, LifeStyle made a loan to Mr. Cole in the principal amount of $160,000, payable on demand; such loan bears interest at a rate of 6.0% per annum.

Management Stock Ownership

      Approximately 180 of our senior managers currently own approximately 21% of LifeStyle's Common Stock on a diluted basis (assuming conversion of all convertible stock and vesting of all management stock).

Pension Plan Table

      The named executive officers participate in pension plans maintained by LifeStyle for certain of its salaried employees. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans.

                                                                      Years of Service (1)
                                         -----------------------------------------------------------------------------
            Remuneration (2)                5           10            15             20            25           30
            ----------------------       --------    ----------    ----------     ----------    ---------    ---------
                $100,000                 $ 5,645       $11,290      $ 16,935      $ 22,580      $ 28,225     $ 33,870
                 200,000                  11,290        22,580        33,870        45,161        56,451       67,741
                 300,000                  16,935        33,870        50,806        67,741        84,676      101,611
                 400,000                  22,580        45,161        67,741        90,321       112,902      135,482
                 500,000                  28,225        56,451        84,676       113,902       141,127      169,352
                 600,000                  33,870        67,741       101,611       135,482       169,352      203,223

(1) The plans provide credit for employment with LifeStyle and, except for Mr. Lyon, for prior employment with Masco and certain affiliates of Masco. Vesting occurs after five full years of employment or upon retirement at or after attaining age 65. The benefit amounts set forth in the table above have been converted from the plans' calculated five-year certain and life benefit and are not subject to reduction for Social Security benefits or for other offsets, except to the extent that pension or equivalent benefits are payable, other than to Mr. Lyon, under a Masco plan or a plan of certain affiliates of Masco. The table does not depict limitations under the Internal Revenue Code of 1986, as amended (the "Code"), on tax-qualified plans because one of the plans is a non-qualified plan established by LifeStyle to restore, for certain salaried employees (including the named executive officers), benefits that are otherwise limited by the Code. For each year of credited service prior to July 1, 1971, there is an additional annual benefit equal to 0.2% of final average earnings in excess of $9,000. Approximate years of credited service for the named executive officers participating in the plan are: Mr. Lyon--3; Mr. Barefoot--2; Mr. Barnard--7; Mr. Cole--10 and Mr. Hoffman--30.

(2) For purposes of determining benefits payable, remuneration is equal to the average of the highest five consecutive January 1 annual base salary rates paid by LifeStyle prior to retirement.

Director Compensation

      The directors of LifeStyle who are officers or employees of LifeStyle do not presently receive compensation for their services as directors. Directors of LifeStyle are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof. The directors of LifeStyle who are not also officers or employees of LifeStyle receive an annual fee of $25,000 plus $1,000 for each meeting attended. Fees payable by LifeStyle to such firm for financial advisory services for 1998, and for services provided in connection with the offerings and other related transactions, total $750,000, plus expenses.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      LifeStyle's authorized capital stock consists of 3,000 shares of common stock, par value $.01 per share, 100 shares of which are issued and outstanding and owned by Holdings.

      Holdings' authorized capital stock consists of 6,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock") (consisting of four series, 1,000,000 shares of Series A-1 Common Stock, 1,000,000 shares of Series A-2 Common Stock, 1,000,000 shares of Series A-3 Common Stock and 3,000,000 shares of Series I Common Stock (which will only be issuable after the occurrence of a public offering meeting certain criteria as set forth in the Stockholders Agreement (as defined below) (a "Qualifying Offering"))), 6,000,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Common Stock") (consisting of four series, 1,000,000 shares of Series B-1 Common Stock, 1,000,000 shares of Series B-2 Common Stock, 1,000,000 shares of Series B-3 Common Stock and 3,000,000 shares of Series II Common Stock (which will only be issuable after a Qualifying Offering)), 116,100 share of Class C Common Stock, par value $.01 per share (the "Class C Common Stock," together with the Class A Common Stock and Class B Common Stock, the "Holdings' Common Stock"), and 4,000,000 share of Preferred Stock, par value $.01 per share, of which the following has been designated: 1,103,320 shares of Series A-1 Preferred Stock, stated value $.01 per share (the "Series A-1 Preferred Stock"), 96,681 shares of Series A-2 Preferred Stock, stated value $.01 per share (the Series A-2 Preferred Stock" together with the Series A-1 Preferred Stock, the "Senior Preferred Stock"), 303,503 shares of Series B Convertible Preferred Stock, stated value $6.02 per share (the "Series B Preferred Stock"), and 102,622 shares of Series C Convertible Preferred Stock, stated value $6.02 per share (the "Series C Preferred Stock," and together with the Series B Preferred Stock, the "Convertible Preferred Stock"). There is no established public trading market for the securities of Holdings.

      The stockholders of Holdings are party to a Stockholders Agreement, dated as of August 5, 1996, as amended (the "Stockholders Agreement"), pertaining to such matters as (i) the compensation of the board of directors of Holdings; (ii) corporate governance; and (iii) restrictions on the transfer of such stock.

      The table below sets forth certain information as of December 31, 1998 (i) by each person known by LifeStyle to own beneficially more than 5% of the outstanding Class A Common Stock, Class B Common Stock, Series B Convertible Preferred Stock or Series C Convertible Preferred Stock, (ii) by each director of LifeStyle, (iii) by each of the named executive officers of LifeStyle, and
(iv) by all executive officers and directors of LifeStyle as a group. Each holder of Class A Common Stock and each holder of Class B Common Stock holds an equal number of shares of each series thereof (other than Series I or Series
II). Certain of the securities of Holdings are convertible into other securities. Except as noted in the footnotes to the table, the information in the table assumes no such conversion.

                           CAPITALIZATION OF HOLDINGS

                                    Class A     Class B    Class C  Series A-1 Series A-2   Series B   Series C
Name and Address                    Common      Common     Common    Preferred  Preferred   Preferred  Preferred
----------------                    ------      ------     ------    ---------  ---------   ---------  ---------
399 Venture Partners, Inc. (1)      38,685      198,060       -       436,252       -            -      81,339
  (and certain affiliates)           38.9%       52.4%        -        39.5%        -            -       79.3%
399 Park Avenue
New York, NY

Masco Corporation (2)               15,000      71,490        -       550,090       -         303,503      -
21001 Van Born Road                  15.1%       18.9%        -        49.9%        -         100.0%       -
Taylor, MI

CCT Partners III, L.P. (3)           5,961      30,825        -       67,206        -            -      12,227
399 Park Avenue                      6.0%        8.2%         -        6.1%         -            -       11.9%
New York, NY

Wayne B. Lyon                       32,766      90,561        -       550,090    23,085       303,503      -
  including Common and               33.0%       24.0%        -        49.9%      28.3%       100.0%       -
  Preferred Stock owned by
  Masco Corporation (4)
4000 Lifestyle Court
High Point, NC

Donald L. Barefoot                     -           *        4,000        -          -            -         -
4000 Lifestyle Court                   -           *        3.5%         -          -            -         -
High Point, NC

Douglas C. Barnard                  35,379      54,855     115,168       -          *            -         -
  individually 2nd as voting         35.6%       14.5%     100.0%        -          *            -         -
  trustee for the
  management investors (5)
4000 Lifestyle Court
High Point, NC

Alan D. Cole                           *           *        6,000        -        1,443          -         -
4000 Lifestyle Court                   *           *        5.2%         -        1.8%           -         -
High Point, NC

Ronald J. Hoffman                      *           *        2,500        -          *            -         -
4000 Lifestyle Court                   *           *        2.2%         -          *            -         -
High Point, NC

Richard M. Cashin, Jr. (7)          34,846      180,185       -       392,844       -            -      71,474
399 Park Avenue.                     35.0%       47.7%        -        35.6%        -            -       69.6%
New York, NY

David L. Johnston                      -           *          -          -          *            -         -
3690 Peel Street                       -           *          -          -          *            -         -
Montreal, Quebec Canada

Robert C. Larson (6)                   -           *          -          -          *            -         -
200 East Long Lake Road                -           *          -          -          *            -         -
Bloomfield Hills, MI

David F. Thomas (7)                 34,846      180,185       -       392,844       -            -      71,474
399 Park Avenue                      35.0%       47.7%        -        68.2%        -            -       69.6%
New York, NY

Martin D. Walker                       -           *          -          -          *            -         -
200 Public Square                      -           *          -          -          *            -         -
Suite 36-5000
Cleveland, Ohio

Directors and named                 86,086      311,820    115,168    954,944    26,779       303,503   73,659
  executive officers of              86.6%       82.5%     100.0%      86.6%      32.9%       100.0%     71.8%
  LifeStyle, as a group
  (ten persons)  (8)

----------
*  Less than 1.0%.                                 (footnotes on following page)

Footnotes to Capitalization of Holdings

(1) 399 Venture Partners, Inc. ("399") is a wholly-owned subsidiary of Citigroup Inc.

(2) Masco has advised LifeStyle that Masco is restricted from holding more than 19.9% of Holdings' Common Stock.

(3) CCT Partners III, L.P. ("CCT") is a limited partnership, the partners of which consist of Messrs. Cashin and Thomas and other officers and key employees of Citigroup Inc. and its subsidiaries, including 399. Shares held by CCT are not included in the table as shares beneficially owned by 399.

(4) Amounts shown consist of shares of Class A Common Stock and Class B Common Stock held by an estate planning trust for the benefit of Mr. Lyon's family members, all of which shares may be deemed to be beneficially owned by Mr. Lyon. Mr. Lyon disclaims beneficial ownership of all such shares.

(5) Amounts shown consist of shares held by Mr. Barnard individually and as voting trustee for the members of management. Mr. Barnard has no pecuniary interest in such shares other than 203 shares of Class A Common Stock, 218 shares of Class B Common Stock and 2,000 shares of Class C Common Stock. In addition, Mr. Barnard holds less than 1.0% of the Series A-2 Preferred Stock. Mr. Barnard disclaims beneficial ownership of shares held by himself as voting trustee for other management investors.

(6) Amounts shown consist of shares held by a limited partnership for the benefit of Mr. Larson's family members.

(7) Amounts shown include shares held by 399, which may be deemed to be beneficially owned by Messrs. Cashin and Thomas. Messrs. Cashin and Thomas disclaim beneficial ownership of such shares. In addition, amounts shown for Messrs. Cashin and Thomas include 1,065 shares of Class A Common Stock, 5,509 shares of Class B Common Stock, 12,011 shares of Series A-1 Preferred Stock and 2,185 shares of Series C Convertible Preferred Stock held directly by each. Amounts shown for Messrs. Cashin and Thomas exclude shares held by CCT, a limited partnership in which each has an indirect economic interest as a limited partner.

(8) Amounts shown include: shares held by 399, which may be deemed to be beneficially owned by Messrs. Cashin and Thomas; shares held by Masco and by an estate planning trust for the benefit of Mr. Lyon's family members, which may be deemed to be beneficially owned by Mr. Lyon, and shares held by Mr. Barnard as voting trustee for the management investors, which may be deemed to be beneficially owned by Mr. Barnard; Messrs. Cashin and Thomas disclaim beneficial ownership of shares held by 399, Mr. Lyon disclaims beneficial ownership of shares held by Masco and of shares owned by an estate planning trust for the benefit of Mr. Lyon's family members, and Mr. Barnard disclaims beneficial ownership of shares held by himself as voting trustee for other management investors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Business Arrangements with Holdings

      As a part of the acquisition of the Predecessor, LifeStyle and Holdings entered into a Management Agreement pursuant to which Holdings provides LifeStyle certain executive management, corporate support, administrative, data processing, human resources, legal, environmental, audit, treasury, tax and other management-related services. Those costs approximated $20.7 million during 1998, $15.9 million during 1997 and $6.6 for the period August 6, 1996 to December 31, 1996, or which approximately $6.6 million and $1.5 million was included in accrued liabilities at December 31, 1998 and 1997, respectively.

      LifeStyle sells furniture and accessories to certain distribution businesses owned by Holdings. LifeStyle's sales to Holdings were $49.8 million during 1998, $38.6 million during 1997 and $21.2 million for the period August 6, 1996 to December 31, 1996. As a result of these sales transactions, LifeStyle had accounts receivable totaling $14.7 million and $15.0 million at December 31, 1998 and 1997, respectively.

Acquisition Arrangements

      Certain provisions of the Acquisition Agreement survive the consummation of acquisition of the Predecessor and continue for a period as contractual obligations between Masco and Holdings. The following summarizes the provisions of the Acquisition Agreement.

      Masco has made various representations, warranties and covenants respecting the Home Furnishings Group, and the Acquisition Agreement provides for the indemnification by Masco for periods of one to three years in the event of any breach of such representations, warranties or covenants. With certain exceptions, Masco will not be obligated to make payments for the first $15.0 million of indemnifiable claims nor be obligated to make payments of more than $100.0 million. The Acquisition Agreement provides that Masco has the exclusive right to undertake certain activities relating to environmental matters pertaining to LifeStyle for which Masco may be responsible under the indemnification provisions with the prior written consent of Holdings, such consent not to be unreasonably withheld. Holdings will cooperate with Masco regarding these activities and, with certain exceptions, reimburse Masco for reasonable costs and expenses until Holdings has incurred damages in specified amounts.

      Masco has agreed that it will not on or prior to August 5, 2001 engage in the design or manufacture of certain furniture and fabric products (the "Restricted Activities") or acquire an interest in an entity that would result in Masco having annual revenues from Restricted Activities that exceed certain levels.

Purchase of Stock from 399 Venture Partners, Inc.

      In March 1997, pursuant to an option granted by 399 Venture Partners, Inc. as part of the acquisition of the Predecessor, Holdings acquired (i) 4,842 shares of Class A Common Stock (divided equally among the series thereof) at $5.44 per share; (ii) 5,199 shares of Class B Common Stock (divided equally among the series thereof) at $5.44 per share; and (iii) 13,770 shares of Series A-2 Preferred Stock at $100 per share plus accreted dividends. Such shares were issued to certain members of management (but not any of the named executive officers in Item 11) pursuant to a Management Investment Plan.

Tax Sharing Agreement

      Holdings, LifeStyle and its United States subsidiaries are included in the consolidated United States federal income tax return of Holdings. Holdings, LifeStyle and certain of LifeStyle's United States subsidiaries have entered into a Tax Sharing Agreement whereby LifeStyle pays Holdings (or Holdings pays LifeStyle) its pro rata share of the total tax liability, as set out in the Tax Sharing Agreement. In the event LifeStyle is included in a joint, combined or unitary state or local income or franchise tax return with Holdings, LifeStyle shall make payments to Holdings, and Holdings shall make payments to LifeStyle, in a matter consistent with that described above for federal tax purposes. LifeStyle paid $1.2 million and $22.8 million to Holdings pursuant to such Agreement in 1998 and 1997, respectively.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Exhibits

Exhibit No.
-----------

3.1         Certificate of Incorporation of LifeStyle Furnishings International
            Ltd. (1).

3.2         By-Laws of LifeStyle Furnishings International Ltd. (1).

4.1 Indenture between LFI and IBJ Schroder Bank & Trust Company, as Trustee, dated August 5, 1996(1).

4.2         Supplemental Indenture dated December 20, 1996(2).

10.1 Acquisition Agreement between Furnishings International Inc. and Masco Corporation dated as of March 29, 1996(1).

10.2        Amendment No. 1 to Acquisition Agreement dated as of June 21,
            1996(1).

10.3        Amendment No. 2 to Acquisition Agreement dated as of August 5,
            1996(1).

10.4 Restated Credit Agreement dated as of August 15, 1997 among Furnishings International Inc., LifeStyle Furnishings International Ltd., the subsidiary borrowers named therein, the lenders named therein and The Chase Manhattan Bank, as Swingline Lender, Administrative Agent and Collateral Agent, The First National Bank of Chicago as Issuing Bank and Co-Agent and CIBC, as Co-Agent (the "Credit Agreement")(4), First Amendment to the Restated Credit Agreement dated as of September 15, 1997(5) and Second Amendment to the Restated Credit Agreement dated as of July 23, 1998*, and Consent, Waiver and Restated Agreement dated as of February 12, 1999*.

10.5 Receivables Purchase Agreement dated as of March 23, 1999 among LFI Receivables Corporation, LFI Servicing Corporation, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as Administrator.*

10.6 Purchase and Sale Agreement dated as of March 23, 1999 between LFI Receivables Corporation and the Sellers named therein*.

Exhibit No.
-----------


10.11 Stockholders Agreement, dated as of August 5, 1996, among Masco Corporation, Furnishings International Inc., 399 Venture Partners, Inc., Associated Madison Companies, Inc., and the other stockholders named therein (the "Stockholders Agreement")(1).

10.12 Amendment No. 1 to the Stockholders Agreement dated as of December 17, 1996(2).

10.13       Amendment No. 2 to the Stockholders Agreement dated as of March 26,
            1997(2).

10.14       Amendment No. 3 to the Stockholders Agreement dated as of July 15,
            1997(3).

10.15       Amendment No. 4 to the Stockholders Agreement dated as of July 7,
            1998.*

10.16 Registration Rights Agreement, dated as of August 5, 1996, among Masco Corporation, Furnishings International Inc., 399 Venture Partners, Inc., Associated Madison Companies, Inc., and the other stockholders named therein(1).

10.17 Management Agreement, dated as of August 5, 1996, by and between Furnishings International Inc. and LifeStyle Furnishings International Ltd.(1).

10.18 Tax Sharing Agreement, dated as of the 5th day of August 1996, by and between Furnishings International Inc., LifeStyle Furnishings International Ltd. and LFI Receivables Corporation(1).

10.19 Letter Agreement, dated as of April 28, 1997, by and between Furnishings International Inc. and Masco Corporation(1).

10.20 12.0% Senior Payment-in-Kind Note of Furnishings International Inc. dated August 5, 1996(1).

10.21 Purchase Agreement dated July 31, 1996 between LifeStyle Furnishings International Ltd., Chase Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Guarantors named therein(1).

10.22       LifeStyle's Retirement Benefit Restoration Plan(2).

10.23       Restricted Stock Plan(5).

10.24       Management Investment Plan(5).

10.25       Director Investment Plan(5).

21.1        Subsidiaries of LifeStyle Furnishings International Ltd.+

27          Financial Data Schedule.*

* Filed herewith.

(1) Incorporated by reference to the Registration Statement of LifeStyle Furnishings International Ltd. on Form S-4 (No. 333-11905).

(2) Incorporated by reference to the Annual Report of LifeStyle Furnishings International Ltd. on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to the Form 10-Q of LifeStyle Furnishings International Ltd. for the quarter ended June 30, 1997.

(4) Incorporated by reference to the Form 10-Q of LifeStyle Furnishings International Ltd. for the quarter ended September 30, 1997.

(5) Incorporated by reference to the Annual Report of LifeStyle Furnishings International on Form 10-K for the year ended December 31, 1997.

(6) Incorporated by reference to the Form 10-Q of LifeStyle Furnishings International Ltd. for the quarter ended March 31, 1998.

      (b) Financial Statement Schedule

      Schedule II--Valuation and Qualifying Accounts.

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

      (c) Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the three months ended December 31, 1998.

Item 15. SIGNATURES.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized, in the City of High Point, State of North Carolina, March 30, 1999.

                          LIFESTYLE FURNISHINGS INTERNATIONAL LTD.
                          BY:
                                   /s/ WAYNE B. LYON
                                   -------------------------------------
                                   Wayne B. Lyon
                                   Chairman of the Board,
                                   President and Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

            Signature                                  Title                                Date
            ---------                                  -----                                ----
   /s/ WAYNE B. LYON
-----------------------------      Chairman of the Board, President and Chief
   Wayne B. Lyon                   Executive Officer (principal executive officer)        March 30, 1999

   /s/ RONALD J. HOFFMAN
-----------------------------      Vice President, Treasurer and Chief Financial
   Ronald J. Hoffman               Officer (principal financial and accounting officer)   March 30, 1999

   /s/ RICHARD M. CASHIN, JR.
-----------------------------
   Richard M. Cashin, Jr.          Director                                               March 30, 1999

   /s/ DAVID L. JOHNSTON
-----------------------------
   David L. Johnston               Director                                               March 30, 1999

   /s/ ROBERT C. LARSON
-----------------------------
   Robert C. Larson                Director                                               March 30, 1999

   /s/ DAVID F. THOMAS
-----------------------------
   David F. Thomas                 Director                                               March 30, 1999

   /s/ MARTIN D. WALKER
-----------------------------
   Martin D. Walker                Director                                               March 30, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of LIFESTYLE FURNISHINGS INTERNATIONAL LTD.:

Our report on the consolidated financial statements of LIFESTYLE FURNISHINGS INTERNATIONAL LTD. and subsidiaries and the combined financial statements of the Masco Home Furnishings Group is included on page 27 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 66 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PRICEWATERHOUSECOOPERS LLP


PricewaterhouseCoopers LLP
Greensboro, North Carolina
February 1, 1999

                    LIFESTYLE FURNISHINGS INTERNATIONAL LTD.

                 Schedule II. Valuation and Qualifying Accounts

                                  (In millions)

                                                                  Column C
                                                          -------------------------------
                Column A                   Column B                 Additions               Column D        Column E
   ------------------------------------  -------------    -------------------------------   ------------   ------------
                                                                            Charged
                                         Balances at      Charged to     (Credited) to                     Balance at
                                         Beginning of      Costs and         Other                           End of
                                            Period         Expenses       Accounts(a)       Deductions       Period
                                         -------------    ------------  -----------------   ------------   ------------
   Allowance for doubtful accounts,
      deducted from accounts
      receivable in the balance sheets

   Year ended December 31, 1998.......  $         3.9    $        2.6  $           (2.5)   $        1.2   $        2.8
                                         =============    ============  =================   ============   ============

   Year ended December 31, 1997.......  $         4.8    $        6.1  $             0.7   $        7.7   $        3.9
                                         =============    ============  =================   ============   ============

   Aug. 6, 1996 to Dec. 31, 1996......  $         9.3    $        1.6  $           (5.6)   $        0.5   $        4.8
                                         =============    ============  =================   ============   ============

   Jan. 1, 1996 to Aug. 5, 1996.......  $         9.0    $        2.3  $        --         $        2.0   $        9.3
                                         =============    ============  =================   ============   ============

(a) In connection with the accounts receivable securitization, the portion of the allowance for doubtful accounts related to sold receivables is credited to accrued liabilities.